Form 10QSB
period 1999-06-30
YOUNETWORK CORP
filed 1999-08-27
CIK 1078306

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission File Number: 333-71949

                             YOUNETWORK CORPORATION
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        13-399035
        --------                                        ---------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                  220 East 23rd Street New York, New York 10010
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 576-2030
                                 --------------
              (Registrant's telephone number, including area code)


Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         / / Yes        /X/ No


As of August 26, 1999, a total of 41,160,325 shares of the Registrants Common Stock, $.0001 par value, were issued and outstanding.

                             YOUNETWORK CORPORATION
                                   FORM 10-QSB
                                      INDEX

PART 1:    FINANCIAL INFORMATION

Item 1 - Financial statements

   Balance Sheets - December 31, 1998 and June 30, 1999 (Unaudited)                                               2-3

   Statements of Operations for the Three Months Ended June 30, 1999 and 1998 (Unaudited),
      the Six Months Ended June 30, 1999 and 1998 (Unaudited), and for the Period from
      Inception (January 14, 1998) to June 30, 1999 (Unaudited)                                                     4

   Statement of Changes in Stockholders' Equity for the Period from Inception (January 14,
      1998) to December 31, 1998 and the Six Months Ended June 30, 1999 (Unaudited)                                 5

   Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited),
      and for the Period from Inception (January 14, 1998) to June 30, 1999 (Unaudited)                           6-7

   Notes to Financial Statements                                                                                    8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                      9


   Part II. Other Information

                          PART I FINANCIAL INFORMATION

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets





                              ASSETS
                              ------              December 31,         June 30,
                                                      1998               1999
                                                  ------------       -----------
                                                   (Audited)         (Unaudited)
Current assets:
   Cash                                           $   178,068       $    618,917
   Due from stockholder                                -                  23,862
   Other current assets                                   672             -
                                                  -----------       ------------
             Total current assets                     178,740            642,779

Property and equipment, net                            47,369             97,097

Other assets:
   Software development costs                          69,425            410,010
   Deferred registration costs                         -                 175,740
   Prepaid software license                            -                 247,753
   Deposits                                             3,500            138,831
                                                  -----------       ------------
             Total other assets                        72,925            972,334
                                                  -----------       ------------
                                                  $   299,034       $  1,712,210
                                                  ===========       ============

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               December 31,          June 30,
                                                                   1998                1999
                                                               ------------        -----------
                                                                (Audited)          (Unaudited)
Current liabilities:
   Deferred revenue                                            $   175,000       $    175,000
   Current portion of capital lease obligation                      14,000             14,789
   Due to related party                                             23,150             -
   Accounts payable                                                  9,224            291,255
   Other current liabilities                                        14,729             11,263
                                                               -----------       ------------
             Total current liabilities                             236,103            492,307

Capital lease obligation                                            25,554             17,957

Commitment

Stockholders' equity:
   Common stock:
      Class A - par value $.0001 per share:
         Authorized - 1,500,000 shares
         No shares issued and outstanding                             -                  -
      Class B - par value $.0001 per share:
         Authorized - 1,500,000 shares
         No shares issued and outstanding                             -                  -
      Class C - par value $.0001 per share:
         Authorized - 247,000,000 shares
         Issued and outstanding - 33,000,000 shares at
            December 31, 1998 and 41,159,452 shares at
            June 30, 1999                                            3,300              4,116
      Additional paid-in capital                                   196,900          1,684,084
      Deficit accumulated during the development stage            (162,823)          (486,254)
                                                               -----------       ------------
             Total stockholders' equity                             37,377          1,201,946
                                                               -----------       ------------
                                                               $   299,034       $  1,712,210
                                                               ===========       ============

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                                                                 For the
                                                                                               Period from
                                                                                                Inception
                                         Three Months Ended            Six Months Ended        (January 14,
                                              June 30,                     June 30,               1998)
                                        ----------------------    -------------------------     to June 30,
                                           1999        1998          1999          1998            1999
                                        ----------  ----------    -----------  ------------    ------------

Revenue                                $     540    $    -        $     540   $       -         $       540

Expenses:
   Compensation                           66,620      22,724         91,474        22,724           158,725
   Development costs                        -         20,000           -           20,000            20,000
   General and administrative            163,246      19,603        223,618        19,603           289,707
   Depreciation and amortization           9,502         419         13,902           419            21,410
   Interest income, net of interest
      expense                             (6,086)        -           (5,023)          -              (3,048)
                                       ----------   ----------   ----------    ----------        ----------
             Total expenses              233,282      62,746        323,971        62,746           486,794
                                       ----------   ----------   ----------    ----------        ----------

Net loss during the development
   stage                               $(232,742)   $(62,746)     $(323,431)  $   (62,746)      $  (486,254)
                                       ==========   ==========   ==========    ==========        ==========

Net loss per common share, basic
   and diluted                         $   (0.01)   $     -       $   (0.01)  $       -         $     (0.02)
                                       ==========   ==========   ==========    ==========        ==========

Weighted average number of
   common shares outstanding,
   basic and diluted                   40,753,957   24,090,000   37,889,839    24,090,000        29,322,037
                                       ==========   ==========   ==========    ==========        ==========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
              Statement of Changes in Stockholders' Equity For the
          Period from Inception (January 14, 1998) to December 31, 1998 and the Six Months Ended June 30, 1999
                                   (Unaudited)


                                                                                         Deficit
                                                 Common Stock                          Accumulated
                                         ---------------------------     Additional    During the
                                                                          Paid-In      Development
                                            Shares         Amount         Capital          Stage          Total
                                         ------------   ------------   -------------   -------------    -----------
Issuance of 24,090,000 shares of
   common stock on January 22,
   1998 for cash (at less than
   $.01 per share)                        24,090,000      $ 2,409      $   (2,209)     $     -          $      200

Issuance of 8,910,000 shares of
   common stock on December 4,
   1998 for cash (at $.02 per share)       8,910,000          891         199,109            -             200,000

Net loss for the period from
   inception (January 14, 1998)
   to December 31, 1998                        -             -               -          (162,823)         (162,823)
                                          ----------      -------      ----------      ---------        ----------

Balances, at December 31, 1998            33,000,000        3,300         196,900       (162,823)           37,377

Issuance of 4,630,000 shares of
   common stock on March 22,
   1999 for cash (at $.10 per share)       4,630,000          463         462,537            -             463,000

Exercise of common stock purchase
   warrants for no cash proceeds in
   accordance with anti-dilutive
   provisions                              1,479,452          148            (148)           -                -

Issuance of 2,050,000 shares of
   common stock on April 19, 1999
   for cash (at $.50 per share)            2,050,000          205       1,024,795            -           1,025,000

Net loss for the six months ended
   June 30, 1999                               -              -               -         (323,431)         (323,431)
                                          ----------      -------      ----------      ---------        ----------

Balances, June 30, 1999                   41,159,452      $ 4,116      $1,684,084      $(486,254)       $1,201,946
                                          ==========      =======      ==========      =========        ==========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the Period
                                                                                              from Inception
                                                       For the Six         For the Six         (January 14,
                                                       Months Ended        Months Ended          1998) to
                                                      June 30, 1999       June 30, 1998        June 30, 1999
                                                     ---------------     ---------------     ---------------
Cash flows from operating activities:
   Net loss during the development stage              $ (323,431)          $(62,746)           $ (486,254)
   Adjustments to reconcile net loss during the
      development stage to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                       13,902                419                21,410
      Change in assets and liabilities:
         Prepaid software license                       (247,753)            -                   (247,753)
         Due from stockholder                            (23,862)            -                    (23,862)
         Other current assets                                672               (160)               -
         Deferred revenue                                 -                 100,000               175,000
         Due to related party                            (23,150)            -                     -
         Accounts payable                                282,031              4,757               291,255
         Other current liabilities                        (3,466)             6,845                11,263
                                                      ----------           --------            ----------
             Net cash provided by (used in)
                operating activities                    (325,057)            49,115              (258,941)
                                                      ----------           --------            ----------

Cash flows from investing activities:
   Purchase of property and equipment                    (63,630)            (7,549)              (73,557)
   Software development costs                           (340,585)           (24,775)             (410,010)
   Payment of security deposit                          (135,331)            (3,500)             (138,831)
                                                      ----------           --------            ----------
             Cash used in investing activities          (539,546)           (35,824)             (622,398)
                                                      ----------           --------            ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock              1,488,000                200             1,688,200
   Deferred registration costs                          (175,740)            -                   (175,740)
   Payments of capital lease obligation                   (6,808)            -                    (12,204)
                                                      ----------           --------            ----------
             Net cash provided by financing
                activities                             1,305,452                200             1,500,256
                                                      ----------           --------            ----------

Net increase in cash                                     440,849             13,491               618,917

Cash, beginning of period                                178,068             -                     -
                                                      ----------           --------            ----------

Cash, end of period                                   $  618,917           $ 13,491            $  618,917
                                                      ==========           ========            ==========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Concluded)
                                   (Unaudited)



                Supplemental Disclosure of Cash Flow Information

                                                                                       For the Period
                                                                                       from Inception
                                                 For the Six         For the Six        (January 14,
                                                 Months Ended        Months Ended         1998) to
                                                 June 30, 1999       June 30, 1998      June 30, 1999
                                                 -------------       -------------     ---------------

Cash paid during the period for:
   Interest                                       $     2,021         $    -             $    3,996
                                                  ===========         ==========         ==========



      Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligation incurred for the
   acquisition of new equipment                   $    -              $    -             $   44,950
                                                  ===========         ==========         ==========


In March 1999, common stock purchase warrants were exercised and the Company issued 1,479,462 of Class C common stock for no cash proceeds.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)


ITEM 1. NOTES TO FINANCIAL STATEMENTS

Note 1 - The accompanying financial statements of YouNetwork Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 1999 and its results of operations, changes in stockholders' equity and cash flows for the interim periods presented. The accounting policies and other information followed by the Company are contained in the notes to the Company's annual financial statements and are included in the Company's registration statement (see Note 2) on Form SB-2 and are incorporated herein by reference. This quarterly report should be read in conjunction with such annual report.

Note 2 - During 1999, the Company filed a registration statement under the Securities Act of 1933 to register 1,000,000 shares each of Class A and Class B common stock. The first 250,000 Class A shares will be offered at no cost to each consumer who registers to become a member of the Company's consumer network. The remaining 750,000 Class A shares will be distributed to members based upon referring new members to the consumer network. Class B shares will be offered to consumer network members at $1.00 per share, which may only be paid with rebates earned by members making purchases on the consumer network.

           Upon the issuance of Class A shares, the Company will record a charge to operations for promotions costs for the value of the shares issued based on the most recent private offering. Upon the issuance of Class B shares, the Company will record a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to cost of goods sold are recorded when members make purchases on the consumer network.

           On July 13, 1999, the aforementioned registration statement became effective.

Note 3 - In May 1999, the Company received a software license from a supplier for a period of one year. License fees of approximately $270,000 related to the agreement will be charged to operations over twelve months.

Note 4 - In May 1999, the Company entered into an agreement with a leasing company to provide the Company with a $600,000 line of credit to finance computers and other equipment. As of June 30, 1999, the Company had paid approximately $138,000 for security deposits to the leasing company.

ITEM 2: PLAN OF OPERATION.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto. Certain statements set forth below constitute "forward-looking statements." Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW.

        We are a development stage company, which launched a unique online consumer network. Our consumer network offers a broad range of consumer products and services through our website, www. YouNetwork.com. On July 20, 1999, we commenced offering products or services for sale. Since our inception we have been primarily engaged in the development of our computer software programs, negotiating agreements with our vendors, raising capital, and initial planning and development of the our website and operations. As a result, there has not been any significant operating revenue generated by utilization of our services or products through December 31, 1998, and the six months ended, June 30, 1999. For the period from inception through June 30, 1999, the Company has incurred cumulative losses of $486,254.

        During the first quarter of 1999, our efforts were focused on the preparation and completion of a registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 5, 1999. Pursuant to our registration statement, we registered 2,000,000 shares of our common stock. This initial public offering was declared effective by the SEC on July 13, 1999. We raised no proceeds from this offering. One class A share is offered at no cost to each of the first 250,000 members. The remaining 750,000 class A shares will be offered to our members based on net value, a proprietary referral tracking technology developed by us. Our class B shares is offered at the rate of one share for each $1.00 of a member's rebate balance. We will receive an indirect economic benefit from the sale of our class B shares to the extent that our obligation to pay rebate dollars to our members is reduced.

        YouNetwork plans to raise its membership base through its unique offering of 1,000,000 Class A shares and 1,000,000 Class B shares, which are currently offered for sale on our website. The first 250,000 people who register on our website shall receive one Class A share at no cost. The remaining 750,000 Class A shares shall be distributed to our new member through net value, which we define as one point for each five referrals a member refers to our website who joins YouNetwork. Class B shares are offered and sold based on one rebate dollar for each Class B share. A rebate dollar is accumulated in a members rebate balance through the purchase of products and services on our website.

        We have historically financed our operations primarily through the sale of equity securities.

        As of June 30, 1999, our principal commitments consisted of obligations outstanding under operating and capital leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

        Our capital requirements depend on numerous factors, including, market acceptance of our services, the amount of resources we devote to investments in our electronic commerce networks, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures since our inception consistent with the growth in our operations and staffing; we anticipate that this will continue for the foreseeable future particularly relating to our website and systems infrastructure.

        On May 26, 1999, we entered into a master lease agreement with Leasing Technologies, Inc., in which we leased computers, servers and other hardware. The term of the agreement shall commence on the installation date of such equipment for a term of 36 months.

        In March and April of 1999, we sold 6,680,000 shares of our class C common stock resulting in proceeds of $1,488,000. Proceeds from the private placement are being used for salaries and fees, network expansion, equipment upgrades, and development costs in connection with our proprietary software, tracking.

        In March of 1999, we issued warrants to a consultant to purchase 100,000 shares of class C common stock in consideration of certain services to be rendered in the form of graphic design of our website. The rights represented by this warrant are exercisable at any time commencing on March 31, 1999, and expiring on March 1, 2000, at an exercise price of $2.00 per share provided, however, that if the warrant is exercised after our first underwriting public offer of our common stock, the exercise price shall be the lesser of $2.00 or 50% of the offering price for which our common stock is sold in our first underwritten public offering, subject to adjustment in accordance with its anti-dilution provision. After the expiration of the exercise period, the consultant will have no right to purchase any shares of the common stock underlying this warrant.

        In May of 1999, we issued warrants to purchase a maximum of 144,000 shares to a leasing company in partial consideration for entering into an equipment leasing agreement for $600,000 line of credit to finance computers and other equipment. The warrants are exercisable during the five-year period commencing May 23, 1999, at the exercise price of $.50 per share. The shares of common stock underlying the warrants contain piggyback registration rights.

        In August of 1999, we granted approximately 80,000 stock options ("Options") under our 1999 Stock Option Plan to several employees and one professional in consideration of services rendered. The Options do not vest until December 31, 1999, and are exercisable during the 1999 year period commencing December 31, 1999, at an exercise price of $0.35 per share.

        We believe that our current cash will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for the next 6 months. After 6 months, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

PRODUCT RESEARCH AND DEVELOPMENT.

        International Computing, LLC, formerly known as Digital Pulp Technologies, LLC, provides software and system integration consultation services in connection with our efforts to build out our website and to develop our proprietary tracking technology. For the period from inception through December 31, 1998, we paid International Computing $89,425 for such consulting services. In March 1999, we entered into an oral agreement with International Computing to continue to provide software and systems integration consultation services to us, which will be paid $50,000 per month for such services through completion of the proprietary software development.

           Since its inception, YouNetwork has been primarily engaged in the development of its computer software program, negotiating agreements with its vendors and raising capital. As a consequence, there has not been any operating revenue generated by the utilization of our services and/or products since inception. Management believes that by offering competitively priced products, purchase incentives in the form of rebates and equity participation to members, they can develop an on-line sales channel with low customer acquisition costs.

YEAR 2000 COMPLIANCE

        The inability of computers, software and other equipment utilizing microprocessing to organize and properly address certain fields containing a two-digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, computer systems may be unable to accurately process certain date-based information.

        We have implemented a Year 2000 program to ensure that our computer systems and applications will function properly beyond 1999. We have identified vendor and business partner software with which we electronically interact, or from which we purchase supplies, and have requested Year 2000 compliance certifications. We have received verbal assurances from those vendors and business partners that they and their respective suppliers are Year 2000 compliant. Although we believe all of our systems are and will be Year 2000 compliant, there can be no assurances that all of our vendors' and business partners' systems will be Year 2000 compliant. Our cost to comply with the Year 2000 initiative is not expected to be material.

        In June of 1999, we began converting our computer system to be Year 2000 compliant. As of August 26, 1999, we spent approximately $32,500 on our Year 2000 compliance efforts. This figure includes all labor and expenses.



                                     PART II
                                OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

     There are no legal proceedings pending or threatened against the Company.

ITEM 2:    CHANGES IN SECURITIES

     Not Applicable

ITEM 3:    DEFAULTS IN SENIOR SECURITIES

     Not Applicable

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5:    OTHER INFORMATION

     Not Applicable

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8K

     (1)   Exhibits:

           27.1   Financial Data Schedule

     (2)   Reports on Form 8-K:   None

                                   SIGNATURES

        In accordance with the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            YOUNETWORK CORPORATION

                                          By:  /s/ Don S. Senerath
                                             -----------------------------------
                                             Don S. Senerath, CEO
                                                 and Principal Financial Officer