Form 10QSB
period 1999-09-30
YOUNETWORK CORP
filed 1999-11-19
CIK 1078306

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                             Commission File Number:

                             YOUNETWORK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware
-----------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)

                  220 East 23rd Street New York, New York 10010
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         / X / Yes         /   / No


As of November 19, 1999, a total of 41,165,038 shares of the Registrant's Common Stock, $.001 par value, were issued and outstanding.

                             YOUNETWORK CORPORATION
                                   FORM 10-QSB
                                      INDEX

PART 1:  FINANCIAL INFORMATION

Item 1 - Financial statements

     Balance Sheets - December 31, 1998 and September 30, 1999 (Unaudited)            2-3

     Statements of Operations for the Three Months Ended September 30, 1999 and
         1998 (Unaudited), the Nine Months Ended September 30, 1999 and 1998
         (Unaudited), and for the Period from Inception (January 14, 1998) to
         September 30, 1999 (Unaudited)                                                 4

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998 (Unaudited), and for
         the Period from Inception (January 14, 1998) to
         September 30, 1999 (Unaudited)                                                 5

     Notes to Financial Statements                                                      6

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                7


     Part II. Other Information


                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                           December 31,      September 30,
                                               1998               1999
                                               ----               ----
                                             (Audited)          (Unaudited)
Current assets:
    Cash                                  $    178,068      $         164,803
    Due from stockholder                        -                      23,861
    Other current assets                           672                 37,124
                                          ------------      -----------------
                Total current assets           178,740                225,788

Property and equipment, net                     47,369                158,830

Other assets:
    Software development costs                  69,425                510,009
    Deferred registration costs                 -                     175,740
    Prepaid software license                    -                     157,661
    Deposits                                     3,500                182,831
                                          ------------      -----------------
                Total other assets              72,925              1,026,241
                                          ------------      -----------------
                                          $    299,034      $       1,410,859
                                          ============      =================

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              December 31,       September 30,
                                                                   1998              1999
                                                                   ----              ----
                                                                (Audited)         (Unaudited)
Current liabilities:
    Deferred revenue                                          $    175,000      $      250,035
    Current portion of capital lease obligation                     14,000              14,789
    Due to related party                                            23,150              -
    Accounts payable                                                 9,224              29,136
    Other current liabilities                                       14,729                 796
                                                              ------------      --------------
                Total current liabilities                          236,103             294,756
Capital lease obligation                                            25,554              17,957
Commitment
Stockholders' equity:
    Common stock:
        Class A - par value $.0001 per share,
           Authorized - 1,500,000 shares
           Issued and outstanding - 1,189 shares
           at September 30, 1999                                    -                   -
        Class B - par value $.0001 per share,
           Authorized - 1,500,000 shares
           Issued and outstanding - 291 shares
           at September 30, 1999                                    -                   -
        Class C - par value $.0001 per share,
           Authorized  - 247,000,000 shares,
           Issued and outstanding - 33,000,000 shares at
              December 31, 1998 and 41,754,452 shares at
              September 30, 1999                                     3,300               4,175
    Additional paid-in capital                                     196,900           2,279,316
    Deficit accumulated during the development stage              (162,823)         (1,185,345)
                                                              ------------      --------------
                Total stockholders' equity                          37,377           1,098,146
                                                              ------------      --------------
                                                              $    299,034      $    1,410,859
                                                              ============      ==============


                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                         For the Period
                                                                                                         From
                                                                                                         Inception
                                                                                                         (January 14,
                                                Three Months Ended            Nine Months Ended          1998) to
                                                   September 30,                 September 30,           September 30,
                                                1999           1998           1999           1998            1999
                                           --------------------------   ----------------------------     ------------
Revenue                                    $      8,819   $     -       $      9,359   $      -          $      9,359

Cost of sales                                     7,441         -              7,441          -                 7,441
                                           ------------   ------------  ------------   -------------     ------------
                                                  1,378         -              1,918          -                 1,918
Expenses:
    Compensation                                118,843         24,018       210,317          46,742          277,568
    Development costs                            -              -             -               20,000           20,000
    General and administrative                  443,756         22,416       667,374          42,019          733,463
    Depreciation and amortization               140,482          5,181       154,384           5,600          161,892
    Interest income, net of interest
        expense                                  (2,612)        -             (7,635)         -                (5,660)
                                           ------------   ------------  ------------   -------------     ------------
                Total expenses                  700,469         51,615     1,024,440         114,361        1,187,263
                                           ------------   ------------  ------------   -------------     ------------

Net loss during the development stage      $   (699,091)  $    (51,615) $ (1,022,522)  $    (114,361)    $ (1,185,345)
                                           ============   ============  ============   =============     ============

Net loss per common share, basic and
    diluted                                       $(.02)      $   (.00)      $  (.03)       $   (.01)           $(.04)
                                                  =====       ========       =======        ========             ====

Weighted average of common shares
    outstanding - basic and diluted          40,753,957     24,090,000    37,095,591      24,090,000       31,088,374
                                           ============   ============  ============   =============     ============


                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
               For the Period from Inception (January 14, 1998) to
                                December 31, 1998
                  and the Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                                                             Deficit
                                                                            Aditional      Accumulated
                                                            Common Stock     Paid In       During the
                                         -----------------------------------------------  Development
                                              Shares             Amount     Capital          Stage           Total
                                         --------------     ------------   ------------   -------------  ------------
Issuance of 24,090,000 shares of
    common stock on January 22,
    1998 for cash (at less than $.01
    per share)                               24,090,000     $      2,409   $     (2,209)  $      -       $        200

Issuance of 8,910,000 shares of
    common stock on December 4,
    1998 for cash (at $.02 per share)         8,910,000              891        199,109          -            200,000

Net loss for the period from
    inception (January 14, 1998)
    to December 31, 1998                         -                -              -             (162,823)     (162,823)
                                         --------------     ------------   ------------   -------------  ------------

Balances, December 31, 1998                  33,000,000            3,300        196,900        (162,823)       37,377

Issuance of 4,630,000 shares
    of common stock on
    March 22, 1999 for cash
    (at $.10 per share)                       4,630,000              463        462,537          -            463,000

Exercise of common stock
    purchase warrants for no
    cash proceeds in accordance
    with anti-dilutive provisions
    (Notes 9 and 11)                          1,479,452              148           (148)         -             -

Issuance of 2,050,000 shares of
    common stock on April 19,
    1999 for cash (at $.50 per
    share)                                    2,050,000              205      1,024,795          -          1,025,000

Issuance of 595,000 shares of
    common stock on August 19,
    1999 for cash (at $1.00 per share)          595,000               59        594,941          -            595,000

Net loss for the nine months ended
    September 30, 1999                           -                -              -           (1,022,522)   (1,022,522)
                                         --------------     ------------   ------------   -------------  ------------

Balances, September 30, 1999                 41,754,452     $      4,175   $  2,279,025   $  (1,185,345) $  1,097,855
                                         ==============     ============   ============   =============  ============

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the Period
                                                                                                            From
                                                                                                          Inception
                                                            For the Nine           For the Nine          (January 14,
                                                             Months Ended          Months Ended             1998) to
                                                            September 30,          September 30,        September 30,
                                                                 1999                  1998                  1999
                                                           --------------          ------------        --------------
Net cash provided by (used in) operating
    activities                                             $   (1,161,660)         $     89,146        $   (1,095,544)
                                                           --------------          ------------        --------------

Cash flows from investing activities:
    Purchase of property and equipment                           (132,142)               (9,699)             (142,069)
    Software development costs                                   (440,584)              (59,775)             (510,009)
    Payment of security deposit                                  (179,331)               (5,462)             (182,831)
                                                           --------------          ------------        --------------
                Cash used in investing activities                (752,057)              (74,936)             (834,909)
                                                           --------------          ------------        --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                      2,083,000                   200             2,283,200
    Deferred registration costs                                  (175,740)               -                   (175,740)
    Payments of capital lease obligation                           (6,808)               -                    (12,204)
                                                           --------------          ------------        --------------
                Net cash provided by financing
                   activities                                   1,900,452                   200             2,095,256
                                                           --------------          ------------        --------------

Net increase (decrease) in cash                                   (13,265)               14,410               164,803

Cash, beginning of period                                         178,068                -                     -
                                                           --------------          ------------        --------------

Cash, end of period                                        $      164,803          $     14,410        $      164,803
                                                           ==============          ============        ==============

                Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Interest                                               $        2,026          $     -             $        4,001
                                                           ==============          ============        ==============


                       Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligation incurred for the
    acquisition of new equipment                           $       -               $     -             $       44,950
                                                           ==============          ============        ==============



In March 1999, common stock purchase warrants were exercised and the Company issued 1,479,452 of Class C common stock for no cash proceeds.

During the nine months ended September 30, 1999, the Company issued 1,189 shares of Class A common stock and 291 shares of Class B common stock for no cash proceeds.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - The accompanying financial statements of YouNetwork Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 1999 and its results of operations, and cash flows for the interim periods presented. The accounting policies and other information followed by the Company are contained in the notes to the Company's annual financial statements and are included in the Company's registration statement (see Note 2) on Form SB-2 and are incorporated herein by reference. This quarterly report should be made in conjunction with such annual report.

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

     During the nine months ended September 30, 1999, the company issued 1,189 Class A shares and 291 Class B shares.

Note 3 - In May 1999, the Company received a software license from a supplier for period of one year. License fees of approximately $270,000 related to the agreement will be charged to operations over twelve months.

Note 4 - In May 1999, the Company entered into an agreement with a leasing company to provide the Company with a $600,000 line of credit to finance computers and other equipment. As of June 30, 1999, the Company has paid approximately $133,000 for security deposits to the leasing company.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         To the knowledge of the Company there are no legal proceedings pending or threatened.

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


                                            YOUNETWORK CORPORATION

                                        By: /S/ Don S. Senerath
                                            --------------------------------
                                            Don S. Senerath, CEO
                                            and Principal Financial Officer






Date: November 18, 1999

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

OVERVIEW.

     We are a development stage company, which launched a unique online consumer network. Our consumer network offers a broad range of consumer products and services through our website, www. YouNetwork.com. On July 20, 1999, we commenced offering products or services for sale. Since our inception we have been primarily engaged in the development of our computer software programs, negotiating agreements with our vendors, raising capital, and initial planning and development of the our website and operations. As a result, there has not been any significant operating revenue generated by utilization of our services or products through December 31, 1998, and the nine months ended, September 30, 1999. For the period from inception through September 30, 1999, the Company has incurred cumulative losses of $1,185,345.

     During the first half of 1999, our efforts were focused on the preparation and completion of a registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 5, 1999. Pursuant to our registration statement, we registered 2,000,000 shares of our Class A and Class B common stock. This initial public offering was declared effective by the SEC on July 13, 1999. We raised no direct proceeds from this offering. One class A share is offered at no cost to each of the first 250,000 members. The remaining 750,000 class A shares will be offered to our members based on net value, a proprietary referral tracking technology developed by us. Our class B shares is offered at the rate of one share for each $1.00 of a member's rebate balance. We will receive an indirect economic benefit from the sale of our class B shares to the extent that our obligation to pay rebate dollars to our members is reduced.

     YouNetwork intends to raise its membership base through its unique offering of 1,000,000 Class A shares and 1,000,000 Class B shares, which are currently offered for sale on our website. The first 250,000 people who register on our website shall receive one Class A share at no cost. The remaining 750,000 Class A shares shall be distributed to our new member through net value, which we define as one point for each five referrals a member refers to our website who joins YouNetwork. Class B shares are offered and sold based on one rebate dollar for each Class B share. A rebate dollar is accumulated in a members rebate balance through the purchase of products and services on our website.

     During the nine months ended September 30, 1999, the Company issued 1,189 shares of Class A common stock and 291 shares of Class B common stock for no cash proceeds.

     We have historically financed our operations primarily through the sale of equity securities.

     As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating and capital leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

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

     In March, April and August of 1999, we sold 7,275,000 shares of our class C common stock resulting in proceeds of $2,083,00. Proceeds from the private placement are being used for salaries and fees, network expansion, equipment upgrades, and development costs in connection with our proprietary software, tracking.

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

     In August of 1999, we granted approximately 80,000 stock options ("Options") under our 1999 Stock Option Plan to several employees and one professional in consideration of services rendered. The Options do not vest until December 31, 1999, and are exercisable at a, at a price of $0.35 per share.

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

     Since its inception, YouNetwork has been primarily engaged in the development of its computer software program, negotiating agreements with its vendors and raising capital. As a consequence, there has not been any materiall operating revenues generated by the utilization of our services and/or products since inception. Management believes that by offering competitively priced products, purchase incentives in the form of rebates and equity participation to members, they can develop an on-line sales channel with low customer acquisition costs.

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

         In June of 1999, we began converting our computer system to be Year 2000 compliant. As of November 12, 1999, we spent approximately $50,000 on our Year 2000 compliance efforts. This figure includes all labor and expenses.