Form 10KSB40
period 1999-12-31
YOUNETWORK CORP
filed 2000-04-14
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________ to ______________

                         Commission File Number 0-25238

                             YOUNETWORK CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       13-399035
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    115 East 23rd Street. New York, NY 10010
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 387-0310
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Securities registered pursuant to Section 12(g) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES |X|      NO |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year: $ 49,700.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 20, 2000 was $10,618,000. There is no established market for our stock. For purposes of this calculation, the value of each share of our common equity of the registrant held by non-affiliates was determined based on the value of one share of our common equity, the price at which our common equity shares are sold.

The number of shares outstanding of each of our classes of common equity as of March 27, 2000 is 8,602 shares of Class A, 1,642 shares of Class B and 42,070,052 shares of Class C.

                                TABLE OF CONTENTS

                                                                           Page
                         Item Number and Caption                          Number
                                                                          ------

PART I.......................................................................-4-
         Item 1.  Description of Business....................................-4-
         Item 2.  Description of Properties.................................-14-
         Item 3.  Legal Proceedings.........................................-14-
         Item 4.  Submission of Matters to a Vote of
                     Security Holders.......................................-15-

PART II.....................................................................-16-
         Item 5.  Market for Common Equity and Related
                     Stockholder Matters....................................-16-

         Item 6.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operation...........-17-
         Item 7.  Financial Statements......................................-21-
         Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure....................-21-

PART III....................................................................-22-
         Item 9.  Directors, Executive Officers, Promoters
                     and Control Persons....................................-22-
         Item 10. Executive Compensation....................................-23-
         Item 11. Security Ownership of Certain Beneficial
                     Owners and Management..................................-25-
         Item 12. Certain Relationships and Related Transactions............-26-
         Item 13. Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K....................................-27-

                                     PART I

Item 1. Description of Business.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis or Plan of Operation," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of YouNetwork Corporation (the "Company", `we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-KSB. YouNetwork will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview.

      We are a company which launched a unique and novel online consumer network. By combining the virtues of cooperative marketing with incentives designed to reward a member's purchasing influence, we believe our consumer network will develop a sizeable membership base, without entry fees, and distinguish itself from the emerging wave of direct Internet marketing companies which are seeking to tap the rapidly developing market for Internet commerce.

      We derive our revenue from the sale of competitively priced consumer products and services through our website, YouNetwork.com. Our web site was launched in late summer 1999, and currently offer twelve different product segments, ranging from house wares, electronics and toys to music and video, with more than 1.3 million individual product offerings. Product fulfillment is achieved through manufacturers, distributors and other vendors which ship directly to our members. We maintain no inventory, warehouse, stores or sales facilities. Due to our low operating costs, our prices are lower than brick and mortar retailers and competitive with other Internet marketing sites

Our unique on-line consumer network.

      We have developed a powerful self-perpetuating e-commerce engine that empowers the user to profit from promoting our program. Membership is free, without fee or obligation. Members are rewarded with common stock in our registered public offering and purchase dividends for life for sponsoring new members into our Network. Each member receives purchase dividends generated from: (i) his or her own Network purchases; (ii) the purchasing activity of each new member they introduce to the Network; and (iii) the purchasing activities of other new generations of referrals. A member's dividend account balance can be applied to new purchases, turned into cash, or used to purchase shares in YouNetwork's initial public offering.

      We believe the key to our success shall be our NetValue program, a proprietary-tracking system that quantifies each member's referral efforts and applies a value for the purpose of distribution of incentives. The NetValue system enables us to manage referrals, recommendations, purchases, dividend disbursements and stock incentives as well as provide accurate information to the member all in real time. We believe that the member's referral activity will lead to meaningful accumulation in a member's NetValue account.

      Our consumer network model also provides a powerful direct marketing tool as well. The traditional use of mailings imposes significant costs, without the ability to target offerings in real time. Our consumer network site is built dynamically. When a user is online, products and services can be targeted in real time to each consumer.

      We were incorporated on January 14, 1998, under the name YouNetwork Corp., a New York corporation. Pursuant to a merger effective, February 3, 1999, the New York corporation merged into us, YouNetwork Corporation, a Delaware corporation. The purpose of the merger is to take advantage of the laws of the state of Delaware.

      Our website is located at www.YouNetwork.com. Nothing contained on our website should be construed as a part of this filing.

Our solution to market services and products and develop a sizeable membership base.

      We are using the unique characteristics of the web to cost-effectively market our products and services and to develop a sizeable membership base. By offering our members a variety of competitively priced branded product offerings, together with purchase incentives, rebates and equity participation in our company, we believe that we have created an innovative online sales channel with low customer acquisition costs. The key elements of our approach are:

      (a) Development of a detailed member database.

      Gather  a  significant  base of  information  about  our  members  through
      registration   information,   responses  to  closed  end  beta  tests  and
      purchasing information obtained from third parties.

      (b) Customer convenience.

      We provide attractive electronic commerce opportunities for potential purchasers. Order processing services are available 24 hours a day, seven days a week, which facilitates on-demand ordering. Our vendors will ship products directly to a member's address, without the need to travel to a store, thereby enhancing convenience, particularly for customers in rural locations without ready access to retail stores.

      (c) Equity participation.

      As part of our promotion to rapidly build membership, we offer at no cost, one class A share to each of our first 250,000 members who have joined our consumer network, an additional 750,000 class A shares to our members based upon their net value, and 1,000,000 class B shares to our members for a purchase price of $1.00 each. The class B shares may only be paid with rebates a member may earn by making purchases on our consumer network.

      (d) Net value.

      We have developed proprietary tracking technology. Our tracking technology will be utilized to track the referrals of our members and to pay rebates to the member based on a member's purchases and the purchases made by a member's referrals.

Products and Services.

      We derive our revenue from the sale of competitively priced consumer products and services through our website, YouNetwork.com. The network, which was launched in late summer 1999, currently offers twelve different product segments, ranging from home and garden, electronics and toys to music and video, with more than 1.3 million individual product offerings. Product fulfillment is achieved through manufacturers, distributors and other vendors, which ship directly to our members. We maintain no inventory, warehouse, stores or sales facilities. Our business is based upon a matrix of marketing incentives specifically designed for Internet application. Due to our low operating costs, our prices are lower than brick and mortar retailers and competitive with other Internet marketing sites. In addition, our low operating costs allow us to direct our resources towards providing an unsurpassed level of service electronically in real time. Our current Product Offerings are as follows:

      o Music                   o Electronics                 o Watches
      o Video                   o Software                    o Collectibles
      o Video Games             o Computers                   o Home and Garden
      o Books                   o Office Supplies             o Communications

Fulfillment, Warehousing and Vendor Relations

      All of our product and service fulfillment are provided by vendors and distributors. We operate no fulfillment or facility of our own. We have established a relationships with a number of vendors and distributors in order to offer a broad based product mix at competitive prices.

      We use automated interfaces for accepting, sorting and processing orders to achieve the most rapid and economical purchase and delivery terms. All of our order related functions are processed online.

      In order to build our commerce network, we have entered into a number of premier vendor affiliations, which we are dependent on such as: Ingram Micro, Baker & Taylor, Ingram Entertainment, Inc., Petswarehouse.com, United Stationers, Muze, Inc. and DiscoverMusic.com.

Affiliations.

      On June 16, 1998, we entered into a distribution agreement with Ingram Micro, Inc. to purchase computers, hardware, software and peripherals. In January 4, 1999, we also entered into a non-exclusive license with Muze, Inc. for us to gain access to music, video and book databases. In July 1998, we entered into a non-exclusive license with Baker & Taylor, Inc., which distributes books, spoken word audio products and provides certain value added services. Baker & Taylor gives us the ability to provide access to its proprietary data base to our members. We entered into a distribution agreement on January 19, 1999, and February 15, 1999, with Baker & Taylor, Inc for the purchase of books, spoken word audio products, pre-recorded video products, laser disc and DVD formats, multi-media products and music audio products.

      On March 6, 1999, we entered into an agreement with United Stationers Supply Co. in connection with the distribution of stationary and office supplies for a term of one year, to be renewed automatically annually. We entered into an agreement with Discover.com on September 1, 1999. Under the terms of the agreement Discovermusic.com shall provide us with sound recordings available for real time listening or downloading and listening in sample lengths by visitors to our web site. On November 1, 1999, we entered into an affiliation agreement between us and Success Marketing, Inc. Under the terms of the agreement in consideration of providing additional; members to join our web site we have agreed to register Success as a member and provide credit to the account of Success in the form of NetValue, defined as point system awarded to our members based on a certain number of referrals who join our web site.

      On November 11, 1999, we entered into a distribution agreement with Ingram Entertainment, Inc. The agreement incorporates by reference a master database license agreement, which provides products and pricing. On February 28, 2000, we also entered into a distribution agreement with PetsWarehouse.com The agreement incorporates by reference a master database license agreement, which provides pets warehouses prices and products.

      On March 8, 2000, we terminated our relationship with Qwest Communications Corporation, which we entered into on March 6, 1998, to solicit orders for long distance service.

      We view our strategic relationships as a key factor in our overall business strategy; however, there can be no assurance that our license or vendor affiliates will view their relationships with us as significant to their own business or that they will not reassess their commitment to us in the future. There can be no assurance that any agreement with a licensor or vendor would be specifically enforceable by us. Our arrangements with our licensors or vendors generally may be terminated by either party with little notice. There can be no assurance that these relationships will be successful. In the event that any one or more of our strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected. In addition, there can be no assurance that we will be successful in establishing additional vendor or licensor relationships.

Marketing and Distribution of our products and services.

      All of our product and service fulfillment are provided by vendors and distributors. We operate no fulfillment or facility of our own. We have established relationships with a number of vendors and distributors in order to offer a broad based product mix at competitive prices. We use automated interfaces for accepting, sorting and processing orders to achieve the most rapid and economical purchase and delivery terms. All of our order related functions are processed online.

      Our sales and marketing strategy is designed to strengthen awareness of our brand, increase online traffic, build member loyalty, maximize repeat purchases, increase the size and frequency of electronic commerce transactions and develop additional revenue opportunities.

      (a) Marketing our products through our website.

      The marketing of our services is primarily by word-of-mouth and indirect promotions by members with links to our website through the use of our services. We believe that such relationship marketing (along with our unique equity participation and rebate incentives) will generate a substantial amount of additional traffic and new members. To augment these marketing efforts, we intend to initiate a more formal and aggressive brand promotional campaign to enhance membership growth, and draw additional advertisers and commerce partners.

      (b) Product marketing.

      We apply a direct marketing program modeled after traditional direct mail campaigns to generate product sales. As we gather additional information about our members, we intend to further target our offers and increase our range of product offerings. Information obtained from a member is treated as confidential.

Technology and infrastructure.

      Our systems are designed for portability, efficiency and growth. Using state of the art technology from Windows NT and Unix technology we have created a custom solution that is based on high bandwith access, latest server technology and redundant storage systems. We have placed an emphasis on portability of our application modules in order to support the migration of systems as they encounter the added demand of a fast growing customer base. Our access to the internet is reinforced with multiple support providers and daily and weekly backups to minimize data loss as a result of system failure. A high degree of automation is employed to assure quality of service as well as cost-efficient operation of our system. We continue to monitor and upgrade components of our infrastructure with the goal of providing highly productive user experience to our members.

Competition.

      The market for electronic commerce direct selling channels on the Internet is new and rapidly evolving, and competition for members, consumers and visitors is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create electronic commerce networks on the Internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access for visitors. Our primary competitors, which are primarily focused on creating electronic commerce networks on the Internet, include such companies as: Amazon.com, Value America, Shopping.com, Buy.com, the NetMarket division of Cendent Corporation and Ebay.com. In addition, there is an emergence of loyalty based internet sites such as MyPoints and All Advantage. Nearly all of our existing and potential competitors, web directories, search engines and large traditional media companies, have longer operating histories in the web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Moreover, our competitors are able to undertake more extensive marketing campaigns for their brands and services and make more attractive offers to potential employees, vendor affiliates, commerce companies and third-party content providers.

Intellectual property and proprietary rights.

      We have submitted an application to register our servicemark, "YouNetwork" with the United States Patent and Trademark Office. We currently have no patents and we do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We regard our technology as proprietary and will attempt to protect our tracking and net value by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We will enter into confidentiality or license agreements with our employees and consultants and will attempt to limit access by vendors of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of our proprietary rights.

Employees.

      As of March 22, 2000, we had 8 full-time employees, and one part-time employee. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

Insurance.

      We carry business interruption insurance but not a secondary "off-site" system or a formal disaster recovery plan. Our business interruption insurance policy coverage is up to $750,000. We also have a data processing policy covering hardware for up to $1,000,000 and software up to $250,000 in connection with our internet services.

Government Regulation

      We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to e-commerce on the Internet. Due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state and local governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Description of Properties

Leased Properties

      Our headquarters are currently located in a leased facility in the Borough of Manhattan, New York, New York, consisting of approximately 6000 square feet of office space, which is under a lease that expires June 30, 2002. The current annual rent is $132,000. We also have a leased facility in the Borough of Manhattan, New York, New York, consisting of approximately 1,000 square feet of office space, which is under a lease that expires April 3, 2003.

Item 3. Legal Proceedings.

      To the knowledge of YouNetwork there are no threatened  legal  proceedings
or  pending  legal   proceedings  (or  property   subject  of  a  pending  legal
proceeding).

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information
[

      On July 13, 1999, our registration statement (File No. 333-71949) was declared effective and we commenced our offering in connection with 1,000,000 Class A shares for no cash consideration and 1,000,000 Class B shares offered to our members at the rate of one share for each $1.00 of a member's purchase dividend.

      We did not receive any proceeds from the sale of our class A or class B shares. One class A share is offered to each of the first 250,000 members at no cost. The remaining 750,000 class A shares are offered to a member based on each member's net value. Class B shares in our offering were offered to a member at a rate of one share for each $1.00 of a member's purchase dividend balance, which may only be paid with purchase dividend earned by members who purchase our products on our consumer network. A purchase dividend balance is created when a member is credited for a percentage of the value of products or services purchased on our website. A member may choose to have their purchase dividend balance paid to them in cash, purchase additional products or services or purchase class B shares in this offering. If a member chooses to purchase a class B share with his or her purchase dividend dollars, the purchase dividend balance will be reduced $1.00 for each class B share purchased. Since a purchase dividend balance is a liability owed by us to our members, the purchase of a class B share will offset an outstanding liability to those members who choose to purchase a class B share with their purchase dividend dollars.

      Our Common Stock is currently not traded on any forum, including, an exchange, the Over the Counter Bulletin Board or pink sheets. There has been no public market for our common stock. Future sales of substantial amounts of common stock in the public market, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock and our ability to raise capital through an offering of equity securities.

Holders

      As of March 22, 2000, there were approximately 106 holders of our common equity. All holders of shares of common equity are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. We do not have cumulative voting rights in the election of directors; accordingly, holders of a majority of the shares voting are able to elect all of the directors. In the event of our liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription of conversion rights. There are no redemption or sinking fund provisions applicable to our common stock.

Stock Options

      We have an amended 1999 stock option plan to increase our stock options from 2,000,000 to 4,000,000. Our amended 1999 Plan provides for the granting of options to key employees, including officers, non-employee directors and consultants of YouNetwork and its subsidiaries to purchase up to 4,000,000 shares of common stock which are intended to qualify either as Incentive Stock Options within the meaning of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet the requirements of such section, non-statutory stock options.

      The 1999 plan is administered by the board of directors. Under the plan, the board of directors has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

      Incentive stock options granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees holding 10% or more of the voting stock of YouNetwork). Non-qualified stock options may be granted at an exercise price established by the stock option committee selected by the board of directors, but may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the plans must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of YouNetwork.

Dividends

      YouNetwork has not paid any dividends since its inception. YouNetwork has no intention of paying any dividends on its common stock in the foreseeable future, as it intends to use any earnings to generate increased growth. The payment by YouNetwork of purchase dividends, if any, in the future rests within the discretion of its Board of Directors and, among other things, will depend upon YouNetwork's earnings, capital requirements and financial condition, as well as other relevant factors.

Recent Sales of  Unregistered Securities.

      The following gives effect to the 330,000 to 1 exchange of class C shares of common stock effected February 3, 1999, pursuant to an agreement and plan of merger between YouNetwork, Corp., a New York corporation and the registrant, YouNetwork Corporation, a Delaware corporation.

Private Placement.

      In 1999, YouNetwork sold 7,351,500 shares of its class C common stock for proceeds of approximately $2,159,500. The reason for the offering was to raise necessary additional capital to finance network expansion and equipment upgrades, and development costs in connection with our proprietary software, tracking. The offering was a private transaction exempt from registration. All investors are accredited.

      Pursuant to an agreement among YouNetwork, Dalia Silverman and Kleopatra Georgiades (the "Original Investors"), the Original Investors purchased from YouNetwork, for an aggregate purchase price of $200,000: (i) an aggregate of 8,910,000 shares of common stock (the "Purchased shares") representing 27% of the issued and outstanding common stock, on a fully diluted basis; and (ii) Options (the "Purchase Options") to purchase in the aggregate such number of shares of common stock, at nominal consideration, as shall equal, in the aggregate when added to the Purchased shares, 27% of the issued and outstanding common stock of YouNetwork on a fully diluted basis, immediately following the sale of additional common stock by YouNetwork in consideration of the first $400,000 of common stock sale proceeds received by YouNetwork following December 4, 1998.

      The proceeds from the sale of our shares to the Original Investors was used for software development in the approximate amount of $68,000, legal expenses in the amount of $10,000, and $122,000 to salaries, office expenses and general administrative costs. In March of 1999, the Original Investors exercised the Purchase Options following a private placement in March of 1999 for the sale of 4,630,000 shares of class C common stock by YouNetwork to certain accredited investors for consideration of $463,000. As a result of the exercise of the Original Investors respective Purchase Options, the Original Investors received 1,479,452 shares of YouNetwork class C common stock.

      The   foregoing   offerings   were   private   transactions   exempt  from
registration. All investors in these private transactions are accredited.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.

Overview

      We have launched a unique online consumer network which offers a broad range of consumer products and services through our website, www. YouNetwork.com. We believe that our consumer network is unique in that we offer shares of our company for no cash consideration when a member joins our web site, refers other members or purchases a share through our dividend program. We also utilize proprietary technology to track the referrals of a member, and to pay purchase dividend to a member based on his or her purchases, as well as those purchases made by such referrals.

Revenues and Expenses

      For most of the year of 1999, operations continued to be in the development stage. We had limited revenues for the period ended December 31, 1999, totaling $49,700.

Cost of sales

      Cost of goods sold totaled $ 48,578, resulting in a gross margin of $1,122 or 2.3% after rebates (which are allocated to the members as purchase dividends). These rebates may be used against future purchases, taken as cash, or used to purchase Class B shares, valued at $1, in YouNetwork.

Selling, General and Administrative Expenses

      We incurred expenses of approximately $1,700,000, for the year ended December 31, 1999 consisting of compensation expense, system development costs and other general and administrative expenses. Compensation expenses are related to establishing strategic relationships through license arrangements and vendor affiliations to market the business. Certain key positions including that of the CEO were filled during this fiscal year. Larger space requirements necessitated a move to approximately 6000 square feet of office space

Liquidity

      Since inception YouNetwork has incurred a net losses of $1,884,346, and had a working capital deficit of approximately $909,000 as of December 31, 1999. As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating and capital leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital requirements consistent with anticipated growth in operations, infrastructure and personnel.

      At year-end our cash position totaled $41,127, and we continue to seek additional funds to achieve adequate liquidity. Failure to raise adequate capital could have a material impact on our company going forward. We believe that our forward strategy will allow us to meet our fund raising requirements.

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

      The system has been operational since September of 1999, since this time through December 31, 1999 the site has registered 27,635 members and sold approximately $49,000 dollars in product. YouNetwork has grown to its current size without any marketing expenses. While we experienced limited membership and revenue growth during this period, we identified the opportunity to leverage the business and technology platforms as a means to grow member users and revenues through a private label application strategy, incorporating a revenue sharing model.

      We anticipate that this parallel strategy offers us the opportunity to recognize an accelerated growth rate. There can be no assurances that there will be a growing market for this opportunity, or that the clients that we have identified will be able to sustain or fund the use of our services.

      YouNetwork has developed a powerful loyalty e-commerce solution that utilizes viral marketing and a referral compensation program that has proven to create repeat purchasing and increase gross margin. We believe that our solution is the only such program successfully deployed on the Internet.

      We have identified a business strategy that will enable YouNetwork to capitalize on the current investor trend favoring business-to-business solutions. YouNetwork will market its proprietary loyalty e-commerce systems to Corporate Intranets, Internet Content Sites and Consumer Affinity Groups. An easy to use interface will allow the account to place a replicated YouNetwork site at the World Wide Web address of their choice and customize the site with their name, logo and information as well as their selection of product categories. YouNetwork will provide site hosting and management as well as customer service, product merchandising, marketing support and training. The account will pay a one time integration fee as well as monthly hosting. The revenue sharing program will allow these groups and their members to earn money from the sale of goods and services.

      In the e-commerce sector, we believe we will be the first to combine e-commerce with a referral loyalty program that allows affinity groups to private label the program. As e-commerce becomes a commodity on the Internet, consumers will begin to purchase from sites that promote their lifestyle and benefit them financially. By combining the loyalty model with localized affinity marketing YouNetwork will establish a unique footprint in the Internet business.

Changes in operation and revenues.

      We believe that the implementation of our forward-looking strategy will result in significant expenditures to build our infrastructure especially in the areas of product merchandising, marketing and technical support. We will realize significant economies of scale as we implement our integration and hosting strategy for our targeted private label clients. We will recognize income from both the fees charged to these clients as well as our portion of the revenue sharing income.

Item 7. Financial Statements.

      See Item 13 of this form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons

      The  following  table  sets  forth  certain  information   concerning  the
directors and executive officers of YouNetwork.

Directors and Executive Officers

NAME                             AGE      POSITION

Don S. Senerath...................30      Chairman
George M. Santacroce..............51      Chief Executive Officer and Director
Kyle S. Taylor....................42      President and Director
Peter R. Silverman................53      Director

Don S. Senerath has been Chairman of the Board of Directors of YouNetwork since inception in January 1998. Mr. Senerath is also an officer of International Computing LLC (formerly known as Digital Pulp Technologies LLC), a Manhattan based new media consulting and development firm which he founded in 1997. Mr. Senerath has developed large scale back-end electronic commerce systems for major corporations in the telecom, commercial capital, entertainment and computer industries. From 1994 through 1997, Mr. Senerath was employed as the chief engineer at Integrated Media Inc., where he developed a full scale Internet system for Miramax Films, and interactive television products for Nynex, for which he was awarded the Nynex Quality Award in 1995. In 1994, Mr. Senerath received a Bachelor of Science degree in Electrical Engineering and Computer Science from Cornell University, where his academic research concentrated on the compression and delivery of media with applications in distribution. Mr. Senerath is the Chief architect of YouNetwork Corporation's proprietary technologies.

George M. Santacroce was appointed Chief Executive Officer of YouNetwork effective November, 1999. Mr. Santacroce has extensive experience in retail marketing and merchandising along with a strong background in business management. He has developed strong relationships in the fields of product procurement and developments, international relations, marketing and entertainment. His experiences include, President of Tommy Hilfiger Collections and Flagship Retail, CEO of Aquascutum of London for North America, Senior Vice President at Bergdorf Goodman of the Neiman Marcus Group; President of Burberrys of London, a license division of Cluett/West Point Pepperell. His expertise has been focused on startup and turn around opportunities. Mr. Santacroce is a graduate of Syracuse University in 1969, where he received a Bachelor of Arts Degree in Business Management and Fashion Merchandising. Mr. Santacroce was educated in both Europe and the United States.

Kyle S. Taylor has been President and a director of YouNetwork since our inception in January 1998. After attending the University of Tennessee, Mr. Taylor spent twelve years in the retail apparel business both working as an executive with a division of Federated Corporation as well as owning and operating a privately held retail business. In 1994, Mr. Taylor was hired by Delta Woodside Industries, a NYSE textile conglomerate as Vice President of Merchandising with responsibilities for product development, brand marketing and merchandising. During his tenure at Delta Woodside he developed and implemented several marketing campaigns, including a national product launch in conjunction with Sears Corporation, J.C. Penny, Federated Department Stores and other major retail accounts. In 1996, Mr. Taylor pursued new opportunities in the On-Line Marketing. As Marketing Director for Interactive Imaginations, the owners of Riddler.com and The Commonwealth Network, he was responsible for developing electronic commerce programs with on-line retailers and corporate sponsors such as CitiBank, Qwest International, Inc., Kodak, America On-line, Barnes & Noble and others.

Peter R. Silverman has been a director since December 1998. Mr. Silverman has been a practicing attorney for over 27 years and has specialized in the development of start up companies in the telecom and Internet industry. He is the founding member of the law firm, Silverman, Collura & Chernis, P.C. Mr. Silverman received a Bachelor of Arts degree from George Washington University in 1967 and a law degree from Brooklyn Law School in 1970.

All directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Executive officers are elected by and serve at the direction of the board of directors. There are no family relationships among any of our directors or executive Officers.

Compliance with Section 16(a) of the Exchange Act

      We do not have a class of securities registered pursuant to Section 12 of the Exchange Act; therefore, our officers, directors and affiliates are not subject to the reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

      The following table provides a summary of cash and non-cash compensation for each of the last two fiscal years ended December 31, 1998 and 1999 with respect to the following officers of YouNetwork:

Annual Compensation                 Long-Term Compensation
-------------------                 ----------------------
                                                     Other Annual   Restricted  Securities
                                                                      Stock     Underlying    LTIP     All Other
Name and Principal     Year     Salary(1)    Bonus   Compensation     Awards   Options/SARs  Payouts  Compensation
------------------     ----     ---------    -----   ------------     ------   ------------  -------  ------------
George Santacroce
CEO(2)                 1999      $20,000      -0-         -0-        100,000        -0-        -0-

Kyle S. Taylor,        1998      $65,251      -0-         -0-        -0-            -0-        -0-
President              1999

(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.

(2)   Mr. Santacroce joined YouNetwork in November of 1999.

      Options/ SAR Grants in Last Fiscal Year. The following table sets forth certain information with respect to option or SAR grants during the fiscal year ended December 31, 1999 to the named executive officers.

---------------------------------------------------------------------------------------------------------------------
                       Number of Securities   Percent of Total Options
                        Underlying Options     Granted to Employees in    Exercise or Base Price
      Name                   Granted               Fiscal Year                    ($.SH)             Expiration Date
---------------------------------------------------------------------------------------------------------------------
George Santacroce           1,500,000(1)              69.11%                       $1.10              April 30, 2001
---------------------------------------------------------------------------------------------------------------------
George Santacroce             500,000                 23.04%                       $8.00              April, 30, 2001
---------------------------------------------------------------------------------------------------------------------

1) 1,000,000 options have a vesting schedule of 100,000 options a month for the first ten months of employment, 250,000 options shall vest after the first 4 months of employment, and 250,000 options shall vest after 12 months of employment.

2)    Options shall vest after 18 months of employment.

Aggregated Options/SAR Exercises Year-end Table. During the fiscal year ended December 31, 1999, none of the named executive officers exercised any options/SARs issued by YouNetwork. The following table sets forth information regarding the stock options held as of December 31, 1999 by the named executive officers.

----------------------------------------------------------------------------------------------------------
                         Number of Securities Underlying Unexercised    Value of Unexercised In-the-Money
                                  Options at Fiscal Year-End               Options at Fiscal Year End
                         -------------------------------------------    ---------------------------------
----------------------------------------------------------------------------------------------------------
      Name                   Exercisable           Unexercisable         Exercisable       Unexercisable
      ----                   -----------           -------------         -----------       -------------
----------------------------------------------------------------------------------------------------------
George Santacroce              200,000               1,800,000                0                  0
----------------------------------------------------------------------------------------------------------

Directors' Compensation

      Our directors do not receive any fixed compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties. We did not pay our directors any cash or other form of compensation for acting in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as to the common stock ownership of each of our directors, executive officers, all executive officers and directors as a group, and all persons known by us to be the beneficial owners of more than five percent of our common stock. Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is c/o YouNetwork Corporation, 220 East 23rd Street, Suite 607 New York, New York 10010.

Name and Address of                                           Amount and Nature of
Beneficial Owner (1)                      Title Of Class      Beneficial Ownership     Percent of Class
--------------------                      --------------      --------------------     ----------------
Kyle S. Taylor                             Class C Common           9,562,500                22.7%
Don S. Senerath                            Class C Common          12,475,000                29.7%
Dalia Silverman                            Class C Common           4,662,226                11.1%
Kleopatra Georgiades                       Class C Common           4,762,726                11.3%
Spencer Trask Partners                     Class C Common           4,000,000                 9.5%
Richard Perry (3)                          Class C Common             250,000                 0.6%
George Santacroce (4)                      Class C Common             200,000                 0.5%
All Officers and Directors as a
Group (4 persons)                          Class C Common          22,487,500                53.5%

(1) Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. Dalia Silverman is the wife of Peter R. Silverman, one of our directors. Mr. Silverman disclaims any beneficial ownership in the shares owned by his wife, Dalia Silverman. There is no family relationship between Kleopatra Georgiades and any of our directors or officers. Michael Karfunkel, George Karfunkel and Kevin Kimberlin are partners of Spencer Trask Partners.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock which is issuable upon the exercise of a Warrant or Stock Option which is presently exercisable or which becomes exercisable within 60 days of March 20, 2000, are deemed outstanding. Percentage of beneficial ownership is based upon 42,070,052 shares of common stock outstanding as of March 27, 2000. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(3)   Represents options for the purchase of 250,000 shares of our common stock.

(4)   Represents options for the purchase of 200,000 shares of our common stock.

Item 12. Certain Relationships and Related Transactions.

      On February 3, 1999, YouNetwork, a New York corporation, merged with and into us, the surviving corporation. Pursuant to the agreement and plan of merger, dated February 3, 1999, all shareholders of the New York corporation exchanged their common stock for our class C common stock $.0001 par value per share, on a basis of 330,000 shares of our class C common stock for each outstanding share of the New York corporation. The reason for the merger was to take advantage of the laws of the State of Delaware.

      Pursuant to a stockholders' agreement, dated as of December 4, 1998, among Kyle S. Taylor, Don S. Senerath (the "Management Stockholders"), Dalia Silverman and Kleopatra Georgiades (the "Original Investors") and us; our Board of Directors, the Management Stockholders and Original Investors who owned 77.3% of our common stock agreed to vote their shares of common stock to elect a board of directors consisting of three directors, one of whom was designated by the
Original Investors, and two of whom were designated by the Management Stockholders. The ratio of directors designated by the Original Investors to those designated by the Management Stockholders shall be maintained in the event the board is increased in number. Pursuant to the stockholders' agreement no significant transaction can be approved without the unanimous approval of all of the directors. A significant transaction is defined in the agreement as:

      o     any creation of any class of capital stock;
      o the sale or issuance of shares of capital stock, warrants or other securities convertible into or exchangeable for capital stock;
      o     any declaration or issuance of any dividend;
      o     any transaction or contract with a value of $10,000 or more;
      o any amendment to or modification of any provision of our Certificate of Incorporation or By-laws;
      o     any change in our auditors;
      o     any consolidation or merger of us;
      o     any executive employment contract;
      o payment of salaries to any officer at a rate of more than $85,000 per annum; and
      o     the election of officers.

      The stockholders' agreement also provides for certain bring along rights and rights of first refusal among the Management Stockholders and the Original Investors with respect to any sale of their shares. The stockholders' agreement terminates on December 1, 2010, or such earlier time as either:

o the Original Investors no longer own at least 10% of our common stock on a fully diluted basis; or
o we have completed a public offering of its securities resulting in net proceeds to us of at least $10,000,000.

      Pursuant to a December 4, 1998, stock sale agreement among us, the Management Stockholders and the Original Investors, the Original Investors purchased from us, for an aggregate purchase price of $200,000: (a) an aggregate of 8,910,000 shares of common stock (the "Purchased Shares") representing 27% of the issued and outstanding common stock, on a fully diluted basis; and (b) Options (the "Purchase Options") to purchase in the aggregate such number of shares of common stock, at nominal consideration, as shall equal, in the aggregate when added to our Purchased Shares, 27% of our issued and outstanding common stock on a fully diluted basis, immediately following the sale of additional common stock by us in consideration of the first $400,000 of common stock sale proceeds received by us following December 4, 1998.

      The proceeds from the sale of our shares to the Original Investors was used for software development in the approximate amount of $68,000, legal expenses in the amount of $10,000, and $122,000 to salaries, office expenses and general administrative costs. In March of 1999, the Original Investors exercised the Purchase Options following a private placement in March of 1999 to accredited investors only for the sale of 4,630,000 class C shares by us for consideration of $463,000. Proceeds from the private placement is being used for salaries and fees, network expansion, equipment upgrades, and development costs in connection with our proprietary software, tracking.

      Pursuant to three promissory notes, Dalia Silverman has loaned to us a total of $137,500 in 1999 as follows: on November 3, 1999, $75,000, on December 8, 1999, $25,000 and on December 20, 1999 $37,500. Each note is payable on demand at an interest rate of seven percent per annum.

      Under two promissory notes, Kleopatra Georgiades loaned to us a total of $62,500 in 1999 as follows: $ 25,000 on December 14, 1999, and $37,500 on
December 20, 1999.

      As a result of their March 1999 exercise of their respective Purchase Options, the Original Investors each received 1,479,452 shares of our class C common stock. The $463,000 raised from the private placement in March of 1999, was used for salaries, fees and working capital.

      On November 1, 1999, we entered into an employment agreement with George Santacroce, to serve as our chief executive officer. The term of the agreement is for two years commencing on November 1, 1999. Mr. Santacroce receives a base compensation of $120,000 for the first nine months following November 1, 1999. Under the terms of the agreement, Mr. Santacroce commencing August 1, 2000 and through the end of the term shall be entitled to receive a base salary at a rate of $400,000 per annum, payable in arrears in equal installments in accordance with our payroll practices. The agreement contains a provision for performance based bonuses, including non-qualified stock options. The employment agreement contains a non-compete clause for a period of six months following the termination of Mr. Santacroce's employment. A state court might not enforce or only partially enforce this non-compete provision. In addition, if we terminate the agreement without cause, Mr. Santacroce may be entitled to a severance payment which shall equal the amount of $20,000 multiplied by the number of months of employment completed prior to termination, in the event of termination within the first nine months of employment. If Mr. Santacroce's employment is terminated without cause after nine months of the term, or the agreement is not extended for an additional term, the severance payment shall be $180,000. He will receive the balance of any unpaid salary which would otherwise be payable to him during the remainder of the term of the agreement.

      Currently we do not have any employment agreements with Kyle Taylor our president and Don S. Senerath; however, pursuant to the stock sale agreement if either Mr. Taylor's or Mr. Senerath's employment with us is terminated without substantial cause, as defined in the Agreement, the terminated executive will receive compensation equivalent to twelve times his monthly compensation during the month immediately prior to the termination date, which compensation shall be paid quarterly in advance.

      Under the agreement, Mr. Taylor and Mr. Senerath have agreed that for a period of two years from the date of termination of employment, with the exception of termination by us without substantial cause, they will not, directly or indirectly, engage in the business of electronic commerce with respect to buying or selling of consumer products through a membership network or buying syndicate which offers its members purchase incentives or which utilizes programs or systems which duplicate or are similar to the programs and systems which have been developed exclusively by or for us; or (ii) solicit our employees or its clients.

      From inception, YouNetwork has retained the services of International Computing, which provides software and system integration consultation services in connection with our efforts to build out our web site and to develop our proprietary tracking technology. Don S. Senerath, Chairman of the board of directors of YouNetwork, is a member of International Computing. For the period from January 14, 1998 (inception) to December 31, 1999, Mr. Senerath did not perform any significant services on behalf of YouNetwork in his role as chairman and no compensation expense has been recorded by YouNetwork. Consulting fees paid or accrued by YouNetwork to International Computing for the period from January 14, 1998 (inception) to December 31, 1998 were approximately $89,000, of which approximately $69,000 was capitalized and the balance charged to operations. For the year ended December 31, 1999, consulting fees paid or accrued by YouNetwork to International Computing were $510,000, of which approximately $425,000 was capitalized and the balance was charged to operations. At December 31, 1999, $200,000 was due to International Computing by YouNetwork.

      We believe that all of the transactions set forth above with persons affiliated with us were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Index to Financial Statements

      1.    Financial Statements                                            Page

            Independent Auditor's Report                                     F-1

            Balance Sheet as of December 31, 1999                            F-3

            Statements  of  Operations  - for theYear  Ended
            December 31,  1999;  for the Period from January
            14, 1998  (Inception)  to December 31, 1998; and
            for the Period from January 14, 1998 (Inception)
            to December 31, 1999                                             F-4

            Statements of  Stockholders'  Equity for theYear
            Ended  December  31,  1999;  for the Period from
            January 14,  1998  (Inception)  to December  31,
            1998;  and for the Period from  January 14, 1998
            (Inception) to December 31, 1999                                 F-5

            Statements   of  Cash  Flow  for  theYear  Ended
            December 31,  1999;  for the Period from January
            14, 1998  (Inception)  to December 31, 1998; and
            for the Period from January 14, 1998 (Inception)
            to December 31, 1999                                             F-8

            Notes to Financial Statements                                   F-10

      2.    Exhibits Included Herein

            See Exhibit Index herein for the exhibits filed as part of this Form 10-KSB.

(b)   Reports on Form 8-K

            None.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Independent Auditor's Report                                                 F-1

Balance Sheet as of December 31, 1999                                        F-3

Statements of Operations for the Year Ended December 31, 1999;
  for the Period January 14, 1998 (Inception) to
  December 31, 1998; and for the Period from January 14, 1998
  (Inception) to December 31, 1999                                           F-4

Statements of Stockholders' Equity for the Year Ended
  December 31, 1999; for the Period from January 14, 1998
  (Inception) to December 31, 1998; and for the Period from
  January 14, 1998 (Inception) to December 31, 1999                          F-5

Statements of Cash Flows for the Year Ended December 31, 1999;
  for the Period from January 14, 1998 (Inception) to
  December 31, 1998; and for the Period from January 14, 1998
  (Inception) to December 31, 1999                                           F-8

Notes to Financial Statements                                               F-10

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
YouNetwork Corporation

      We have audited the accompanying balance sheet of YouNetwork Corporation, a development stage company, as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from January 14, 1998 (inception) to December 31, 1998 and for the period from January 14, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YouNetwork Corporation, a development stage company, as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from January 14, 1998 (inception) to December 31, 1998 and for the period from January 14, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred losses since inception of approximately $1,884,000 and expects to incur net losses for the foreseeable future. At December 31, 1999, the Company had a working capital deficit of approximately $909,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ MAHONEY COHEN & COMPANY, CPA, P.C.
                                          --------------------------------------
                                              MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York
March 7, 2000

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1999

                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                               $    41,127
    Prepaid expenses                                                             59,308
                                                                            -----------
                Total current assets                                            100,435

Property and equipment, net (Notes 3 and 4)                                     763,731

Other assets:
    Software development costs, net (Notes 2 and 8)                             508,334
    Security deposits                                                           187,196
    Loan to stockholder                                                          12,201
    Software license                                                            165,431
    Other assets                                                                 41,974
                                                                            -----------
                Total other assets                                              915,136
                                                                            -----------
                                                                            $ 1,779,302
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current portion of capital lease obligations (Note 4)                   $   242,627
    Notes payable - stockholders (Note 6)                                       200,000
    Deferred revenue (Note 5)                                                   175,000
    Accounts payable                                                            114,381
    Accrued rebate payable                                                        4,063
    Other current liabilities                                                    73,710
    Due to related party (Note 8)                                               200,000
                                                                            -----------
                Total current liabilities                                     1,009,781

Capital lease obligations, less current portion (Note 4)                        254,439

Commitments (Note 12)

Stockholders' equity (Note 11):
    Common stock:
        Class A - par value $.0001 per share:
           Authorized - 1,500,000 shares
           Issued and  outstanding - 7,052 shares
        Class B - par value $.0001
           per share:                                                                 1
           Authorized - 1,500,000 shares
           Issued and  outstanding - 1,058 shares                                    --
        Class C - par value $.0001 per share:
           Authorized - 247,000,000 shares
           Issued and outstanding - 41,852,352 shares                             4,185
    Additional paid-in capital                                                2,395,242
    Deficit accumulated during the development stage                         (1,884,346)
                                                                            -----------
                Total stockholders' equity                                      515,082
                                                                            -----------
                                                                            $ 1,779,302
                                                                            ===========


                             See accompanying notes.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                             Period From         Period From
                                                                             January 14,         January 14,
                                                                                 1998                1998
                                                          Year Ended       (Inception) to      (Inception) to
                                                         December 31,        December 31,        December 31,
                                                             1999                1998                1999
                                                         ------------       -------------       -------------
Revenue                                                  $     49,700        $       --         $     49,700

Cost of goods                                                  48,578                --               48,578
                                                         ------------        ------------       ------------

Gross profit                                                    1,122                --                1,122

Expenses:
    Compensation                                              396,976              67,251            464,227
    Development costs                                         317,371              20,000            337,371
    General and administrative                                985,516              73,597          1,059,113
                                                         ------------        ------------       ------------
                Total expenses                              1,699,863             160,848          1,860,711
                                                         ------------        ------------       ------------

Operating loss                                             (1,698,741)           (160,848)        (1,859,589)

Other income (expense):
    Interest expense                                          (34,017)             (1,975)           (35,992)
    Interest income                                            11,235                                 11,235
                                                         ------------        ------------       ------------
                Net other expense                             (22,782)             (1,975)           (24,757)
                                                         ------------        ------------       ------------

Net loss                                                 $ (1,721,523)       $   (162,823)      $ (1,884,346)
                                                         ============        ============       ============
Net loss per common share, basic and
    diluted                                              $       (.04)       $       (.01)
                                                         ============        ============
Weighted average of common shares
    outstanding - basic and diluted                        39,423,603          24,916,434
                                                         ============        ============

                             See accompanying notes.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                   Common Stock                                         Deficit
                                                  --------------------------------------------------                  Accumulated
                                                       Class A       Class B           Class C           Additional    During the
                                                       -------       -------           -------             Paid-in    Development
                                                  Shares  Amount  Shares  Amount    Shares    Amount       Capital       Stage
                                                  ------  ------  ------  ------    ------    ------       -------       -----
Issuance of 24,090,000 shares of common
   stock on January 22, 1998 for cash (at
   less than $.01 per share)                          --  $   --      --  $   --  24,090,000  $ 2,409    $   (2,209)  $       --

Issuance of 8,910,000 shares of common
   stock on December 4, 1998 for cash
   (at $.02 per share)                                --      --      --      --   8,910,000      891       199,109           --

Net loss                                              --      --      --      --          --        --           --     (162,823)
                                                  ------  ------  ------  ------  ----------  -------    ----------   ----------
Balances, December 31, 1998                           --      --      --      --  33,000,000    3,300       196,900     (162,823)

Issuance of 4,630,000 shares of common
   stock on March 22, 1999 for cash (at
   $.10 per share)                                    --      --      --      --   4,630,000      463       462,537           --

Exercise of common stock purchase
   warrants for no cash proceeds in
   accordance with anti-dilutive provisions
   (Note 11)                                          --      --      --      --   1,479,452      148          (148)          --

Issuance of 2,050,000 shares of common
   stock on April 19, 1999 for cash (at $.50
   per share)                                         --      --      --      --   2,050,000      205     1,024,795           --
                                                  ------  ------  ------  ------  ----------  -------    ----------    ---------

Totals carried forward                                --  $   --      --  $   --  41,159,452  $ 4,116    $1,684,084   $ (162,823)
                                                  ------  ------  ------- ------  ----------  -------    ----------   ----------


                                                   Treasury Stock
                                                ------------------
                                                Shares      Amount      Total
                                                ------      ------      -----

Issuance of 24,090,000 shares of common
   stock on January 22, 1998 for cash (at
   less than $.01 per share)                        --     $   --    $      200

Issuance of 8,910,000 shares of common
   stock on December 4, 1998 for cash
   (at $.02 per share)                              --         --       200,000

Net loss                                            --         --      (162,823)
                                                ------     ------    ----------

Balances, December 31, 1998                         --         --        37,377

Issuance of 4,630,000 shares of common
   stock on March 22, 1999 for cash (at
   $.10 per share)                                  --         --       463,000

Exercise of common stock purchase
   warrants for no cash proceeds in
   accordance with anti-dilutive provisions
   (Note 11)                                        --         --            --

Issuance of 2,050,000 shares of common
   stock on April 19, 1999 for cash (at $.50
   per share)                                       --         --     1,025,000
                                                ------     ------    ----------
Totals carried forward                              --     $   --    $1,525,377
                                                ------     ------    ----------


                                              See accompanying notes.

                                              YOUNETWORK CORPORATION

                                           (A Development Stage Company)
                                        Statements of Stockholders' Equity

                                                                   Common Stock                                         Deficit
                                                  --------------------------------------------------                  Accumulated
                                                       Class A       Class B           Class C           Additional    During the
                                                       -------       -------           -------             Paid-in    Development
                                                  Shares  Amount  Shares  Amount    Shares    Amount       Capital       Stage
                                                  ------  ------  ------  ------    ------    ------       -------       -----

Totals brought forward                                --  $   --      --  $   --  41,159,452  $ 4,116    $1,684,084   $ (162,823)

Issuance of warrants for Web site
   design                                             --      --      --      --          --       --        38,000           --

Issuance of warrants for portion of
   computer equipment lease                           --      --      --      --          --       --        54,748           --

Issuance of 595,000 shares of common
   stock on August 19, 1999 for cash
   (at $1 per share)                                  --      --      --      --     595,000       59       594,941           --

Issuance of 29,000 shares of common
   stock on October 13, 1999 for cash
   (at $1 per share)                                  --      --      --      --      29,000        3        28,997           --

Issuance of 6,400 shares of common
   stock on October 1, 1999 for
   advertising (at $1 per share)                      --      --      --      --       6,400        1         6,399           --

Issuance of warrants for leasehold
   improvements                                       --      --      --      --          --       --        11,000           --
                                                  ------  ------  ------  ------  ----------  -------    ----------    ---------
Totals carried forward                                --  $   --      --  $   --  41,789,852  $ 4,179    $2,418,169   $ (162,823)
                                                  ------  ------  ------  ------  ----------  -------    ----------   ----------

                                                   Treasury Stock
                                                ------------------
                                                Shares      Amount      Total
                                                ------      ------      -----

Totals brought forward                              --     $   --    $1,525,377

Issuance of warrants for Web site
   design                                           --        --         38,000

Issuance of warrants for portion of
   computer equipment lease                         --         --        54,748

Issuance of 595,000 shares of common
   stock on August 19, 1999 for cash
   (at $1 per share)                                --         --       595,000

Issuance of 29,000 shares of common
   stock on October 13, 1999 for cash
   (at $1 per share)                                --         --        29,000

Issuance of 6,400 shares of common
   stock on October 1, 1999 for
   advertising (at $1 per share)                    --         --         6,400

Issuance of warrants for leasehold
   improvements                                     --         --        11,000

                                                ------     ------    ----------
Totals carried forward                              --     $   --    $2,259,525
                                                ------     ------    ----------

                             See accompanying notes.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                   Common Stock                                         Deficit
                                                  --------------------------------------------------                  Accumulated
                                                       Class A       Class B           Class C           Additional    During the
                                                       -------       -------           -------             Paid-in    Development
                                                  Shares  Amount  Shares  Amount    Shares    Amount       Capital       Stage
                                                  ------  ------  ------  ------    ------    ------       -------       -----

Totals brought forward                                --  $   --      --  $    -  41,789,852  $ 4,179    $2,418,169  $  (162,823)

Issuance of 15,000 shares of common
   stock on November 9, 1999 for lease
   broker fees (at $1 per share)                      --      --      --      --      15,000        2        14,998            --

Issuance of 25,000 shares of common
   stock on December 5, 1999 for cash
   (at $1 per share)                                  --      --      --      --      25,000        2        24,998            --

Shares contributed to Treasury                        --      --      --      --          --       --            --            --
Issuance of 250,000 shares of common
   stock on November 7, 1999 for cash
   (at $.50 per share) from Treasury                  --      --      --      --          --       --       125,000            --

Issuance of 22,500 shares of common
   stock on November 30, 1999 for cash
   (at $1 per share)                                  --      --      --      --      22,500        2        22,498            --

Registration costs incurred                           --      --      --      --          --       --      (218,530)           --

Issuance of 7,052 shares of Class A
   common stock                                    7,052       1      --      --          --       --         7,051            --

Issuance of 1,058 shares of Class B
   common stock                                       --      --   1,058      --          --       --         1,058            --

Net loss                                              --      --      --      --          --       --            --    (1,721,523)
                                                  ------  ------  ------  ------  ----------  -------    ----------    ---------
Balance, December 31, 1999                         7,052  $    1   1,058  $   --  41,852,352  $ 4,185    $2,395,242   $(1,884,346)
                                                  ======  ======  ======  ======  ==========  =======    ==========   ===========

                                                  Treasury Stock
                                               ------------------
                                               Shares      Amount      Total
                                               ------      ------      -----

Totals brought forward                             --     $   --    $2,259,525

Issuance of 15,000 shares of common
   stock on November 9, 1999 for lease
   broker fees (at $1 per share)                   --         --        15,000

Issuance of 25,000 shares of common
   stock on December 5, 1999 for cash
   (at $1 per share)                               --         --        25,000

Shares contributed to Treasury                250,000         --            --
Issuance of 250,000 shares of common
   stock on November 7, 1999 for cash
   (at $.50 per share) from Treasury         (250,000)                   125,00

Issuance of 22,500 shares of common
   stock on November 30, 1999 for cash
   (at $1 per share)                               --         --        22,500

Registration costs incurred                        --         --      (218,530)

Issuance of 7,052 shares of Class A
   common stock                                    --         --         7,052

Issuance of 1,058 shares of Class B
   common stock                                    --         --         1,058

Net loss                                           --         --    (1,721,523)
                                                                    ----------
Balance, December 31, 1999                         --     $   --    $  515,082
                                              =======   ========    ==========

                             See accompanying notes.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                  Period From          Period From
                                                                                                  January 14,          January 14,
                                                                                                     1998                 1998
                                                                              Year Ended         (Inception) to      (Inception) to
                                                                              December 31,        December 31,        December 31,
                                                                                 1999                1998                 1999
                                                                           -------------------   --------------      ---------------
Cash flows from operating activities:
    Net loss                                                                  $(1,721,523)         $  (162,823)         $(1,884,346)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                             180,249                7,508              187,757
        Amortization of software license                                          104,845                   --              104,845
        Amortization of other asset                                                12,774                   --               12,774
        Warrants and common stock issued for
           services                                                                29,510                   --               29,510
        Change in assets and liabilities:
           Prepaid expenses                                                       (59,308)                  --              (59,308)
           Other current assets                                                       672                 (672)                  --
           Deferred revenue                                                            --              175,000              175,000
           Accounts payable                                                       105,157                9,224              114,381
           Accrued rebate payable                                                   4,063                 --                  4,063
           Other current liabilities                                               58,981               14,729               73,710
           Due to related party                                                   176,850               23,150              200,000
                                                                              -----------          -----------          -----------
                Net cash provided by (used in)
                   operating activities                                        (1,107,730)              66,116           (1,041,614)
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
    Purchase of property and equipment                                           (256,958)              (9,927)            (266,885)
    Software development costs                                                   (447,120)             (69,425)            (516,545)
    Loan to stockholder                                                           (12,201)                  --              (12,201)
    Purchase of software license                                                 (270,276)                  --             (270,276)
    Payment of security deposits                                                 (183,696)              (3,500)            (187,196)
                                                                              -----------          -----------          -----------
                Cash used in investing activities                              (1,170,251)             (82,852)          (1,253,103)
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock,
        net of registration costs                                               2,065,970              200,200            2,266,170
    Proceeds from notes payable - stockholders                                    200,000                   --              200,000
    Payments of capital lease obligations                                        (124,930)              (5,396)            (130,326)
                                                                              -----------          -----------          -----------
                Net cash provided by financing
                   activities                                                   2,141,040              194,804            2,335,844
                                                                              -----------          -----------          -----------
Net increase (decrease) in cash and cash
    equivalents (carried forward)                                             $  (136,941)         $   178,068          $    41,127
                                                                              -----------          -----------          -----------

                             See accompanying notes.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Concluded)

                                                                                                  Period From          Period From
                                                                                                  January 14,          January 14,
                                                                                                     1998                 1998
                                                                              Year Ended         (Inception) to      (Inception) to
                                                                              December 31,        December 31,        December 31,
                                                                                 1999                1998                 1999
                                                                           -------------------   --------------      ---------------
Net increase (decrease) in cash and cash
    equivalents (brought forward)                                               $(136,941)         $ 178,068            $  41,127

Cash and cash equivalents, beginning of period                                    178,068               --                     --
                                                                                ---------          ---------            ---------
Cash and cash equivalents, end of period                                        $  41,127          $ 178,068            $  41,127
                                                                                =========          =========            =========

                                 Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Interest                                                                    $  19,977          $   1,975            $  21,952
                                                                                =========          =========            =========

                       Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligation incurred for the
    acquisition of equipment                                                    $ 582,442          $  44,950            $ 627,392
                                                                                =========          =========            =========

Issuance of Class A common stock for
    services                                                                    $  21,400          $      --            $  21,400
                                                                                =========          =========            =========

Issuance of warrants for leasehold
    improvements                                                                $  11,000          $      --            $  11,000
                                                                                =========          =========            =========

Issuance of warrants for acquisition
    of software development costs                                               $  38,000          $      --            $  38,000
                                                                                =========          =========            =========

Issuance of warrants for portion of
    computer equipment lease                                                    $  54,748          $      --            $  54,748
                                                                                =========          =========            =========


In March 1999, common stock purchase warrants were exercised and the Company issued 1,479,452 of Class C common stock for no cash proceeds.

During the year ended December 31, 1999, the Company issued 7,052 shares of Class A common stock and 1,058 shares of Class B common stock for no cash proceeds.

                             See accompanying notes.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - The Company

      YouNetwork Corp. was incorporated in the State of New York on January 14, 1998. On February 3, 1999, the stockholders of YouNetwork Corp. exchanged their common stock for shares of Class C common stock of YouNetwork Corporation (the "Company") (see Note 11). The Company developed an online consumer network comprised of consumers who are Internet shoppers. The Company markets a wide range of branded consumer products and services provided through vendor affiliations at discounted prices to members of its network. Members will earn rebates based on purchases. Members will be able to request rebates as cash, as a credit to future product purchases or to purchase stock in the Company. The Company will not maintain an inventory in any product line which it markets.

      Basis of Presentation and Management's Plans

      Since its inception, the Company has been primarily engaged in the development of its computer software program, negotiating agreements with its vendors and raising capital. As a consequence, there has not been any significant operating revenue generated by the utilization of the Company's services and/or products since inception. Management believes that by offering competitively priced products, purchase incentives in the form of rebates and equity participation to members, they can develop an online sales channel with low customer acquisition costs.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from January 14, 1998 (inception) to December 31, 1999, the Company has incurred a net loss of approximately $1,884,000 and had a working capital deficit of approximately $909,000 as of December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need for an infusion of cash to achieve their business plan. The Company is actively pursuing various options which include seeking additional equity financing. The Company believes it will be able to raise sufficient funds to achieve its planned business objectives through private placements and through the issuance of stock to members of its online consumer network. The Company has no bank lines of credit and there can be no assurance that the Company will be able to obtain any needed additional financing on commercially reasonable terms. If the Company is unable to obtain sufficient funds, it may be necessary for the Company to explore other options which could have a material adverse effect on the Company's business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition

      The Company recognizes revenue at the time the goods are shipped or services are provided by its vendors. The Company acts as a principal in these transactions.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Property and Equipment

      Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated useful lives ranging from three to five years. Leasehold improvements are amortized by the straight-line method over the lesser of the term of the related lease or the useful life. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

      Software Development Costs

      The Company accounts for its software development costs in accordance with the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software for Internal Use", issued by the American Institute of Certified Public Accountants ("SOP 98-1"). Under the provisions of SOP 98-1, certain costs incurred in developing internal use software principally in the software application development stage, are eligible for capitalization.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

      Software Development Costs (Continued)

      The Company has developed certain proprietary e-commerce technology for its online systems. Development includes software for its member referral tracking, shopping list and checkout, rebate and reward accounting, credit card transaction engine, automated merchandising and product presentation, as well as data base management tools and reporting programs. Front-end site development includes such items as design and development of the shopping interface, dynamic home page and Internet gateway. Accordingly, during the period from January 14, 1998 (inception) to December 31, 1999, the Company capitalized $516,545 of fees incurred related to software application development costs. Such costs are being amortized on a straight-line basis over three years commencing October 1, 1999. To date, substantially all of the Company's software development has been conducted by an affiliate, International Computing, Inc. ("International Computing"), formerly Digital Pulp Technologies, Inc. (see Note 8).

      Advertising and Promotion Costs

      Advertising and promotion costs are charged to operations during the period in which they are incurred. The Company distributes one Class A share to each of the first 250,000 members of the consumer network. Such cost amounted to approximately $7,000 and is included in advertising and promotion costs for the year ended December 31, 1999. Such costs were nominal for the period ended December 31, 1998.

      Computation of Net Loss per Common Share

      Basic net income  (loss) per share is  calculated  by dividing  net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method.

             For all periods presented, common stock warrants are not included in the computation as they would be anti-dilutive. In the event that the Company was to report net income in future periods, these warrants could have a dilutive effect on future earnings per share calculations in those periods.

      The Company's board of directors declared a 3.65 to 1 stock split of its common stock effective December 4, 1998. The stock split was effective prior to the issuance of shares discussed in Note 11. All share data has been retroactively adjusted for the effect of the split on December 4, 1998 and the exchange of stock on February 3, 1999.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

      Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the option grant over the amount the employee must pay to acquire the stock. See Note 10 - Stock Option Plan.

      Income Taxes

      The Company accounts for deferred income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

      Fair Value of Financial Instruments

      The Company applies the provision of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments"
("SFAS 107"). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999, management believes the fair value of all financial instruments approximated carrying value.

Note 3 - Property and Equipment

           Property and equipment consists of:

           Computer equipment                                           $713,932
           Office equipment                                                7,435
           Leasehold improvements                                        183,910
                                                                        --------
                                                                         905,277
           Less:  Accumulated depreciation and
              amortization                                               141,546
                                                                        --------
                                                                        $763,731
                                                                        ========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 4 - Capital Lease Obligations

             Capital lease obligations consist of:

           Capital lease obligations, payable in monthly installments of $22,679, including interest between 7.45% and 11%, maturing in December
             2001, secured by specific equipment with a carrying value of $509,091

                                                                       $ 536,928
           Less:  Amount  representing interest
           Less:  Current portion
                                                                          39,862
                                                                       ---------
                                                                         497,066
                                                                         242,627
                                                                       ---------
                                                                       $ 254,439
                                                                       =========

         Minimum future lease payments under the capital lease as of December 31, 1999 are as follows:

              Year Ending
             December 31,
             ------------

                2000                                             $ 242,627
                2001                                               254,439
                                                                 ---------
                                                                 $ 497,066
                                                                 =========

         The Company leases certain computer equipment under an agreement which is classified as a capital lease. Assets included under capital lease are included in the balance sheet as follows:

             Computer equipment                                      $  627,391
             Accumulated amortization                                  (118,300)
                                                                     ----------
                                                                     $  509,091
                                                                     ==========
Note 5 - Deferred Revenue

         The Company entered into an agreement in March 1998 with a company which provides long-distance telephone service. The agreement includes provisions for advances to the Company totalling $250,000. During 1998, the Company received advances of $175,000. Commissions earned by the Company for the referral of customers to the telephone company are offsetable against these advances. The initial term of the agreement is three years. Advances made in excess of commissions earned are payable by the Company on the earlier of the termination of the agreement

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 5 - Deferred Revenue (Continued)

or twelve months from the date of full execution of the agreement. In March 2000, the Company was released from all obligations pursuant to the agreement and was not required to perform its obligations under the agreement or repay the advance. There were no commissions earned during the year ended December 31,1999 and the period ended December 31, 1998.

Note 6 - Notes Payable - Stockholders

         The notes payable are due on demand and bear interest at 7% per annum.

Note 7 - Income Taxes

         At December 31, 1999, the Company had a U.S. federal and New York State net operating loss carryforward of approximately $1,869,000 expiring through 2019. The Company has established a valuation allowance with respect to these federal and state carryforwards. The difference between the statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance. The valuation allowance increased by $664,900 during the year ended December 31, 1999.

         Deferred tax assets:

              Net operating loss carryforwards                     $    730,000
              Valuation allowance                                      (730,000)
                                                                   ------------
           Net deferred tax assets                                 $         --
                                                                   ============
Note 8 - Related Party Transactions

         From inception, the Company has retained the services of International Computing, a corporation that is partially-owned by the Company's chairman who is also a significant stockholder of the Company. For the period from January 14, 1998 (inception) to December 31, 1999, this individual had not performed any significant services on behalf of the Company in his role as chairman and no compensation expense has been recorded by the Company. International Computing has provided software and systems integration consultation services in connection with the Company's development of its proprietary tracking software. Consulting fees paid or accrued by the Company to International Computing for the period from January 14, 1998 (inception) to December 31, 1998 were approximately $89,000, of which approximately $69,000 was capitalized and the balance charged to operations. For the year ended December 31, 1999, consulting fees paid or accrued by the Company to International Computing were $510,000, of which approximately $425,000 was capitalized and the balance was charged to operations. At December 31, 1999, $200,000 was due to International Computing by the Company.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 9 - Concentration of Credit Risk

         The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 10 - Stock Option Plan

         In October 1999, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1999 Plan") which provides for the granting of options to purchase up to 4,000,000 shares of common stock, pursuant to which key employees, directors and consultants are eligible to receive incentive and/or non-qualified stock options. The exercise period and price of options granted under the 1999 Plan are determined by the Board of Directors. The exercise price for incentive stock options must not be less than the fair market value of the shares of common stock on the date of the grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant.

         Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable options under the fair value method of the statement.

         A summary of applicable option activity and related information for the year ended December 31, 1999 is as follows:

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                    Options          Price
                                                    -------        --------

          Outstanding, beginning of year               --           $  --

          Granted                                 2,170,500          2.66
          Exercised                                    --              --
          Forfeited                                    --              --
          Outstanding, end of year                2,170,500          2.66
                                                  =========
          Exercisable, end of year                   57,500         $ .59
                                                  =========

         The weighted-average fair value of options granted during 1999 was $.56. Exercise prices for options outstanding ranged from $.50 to $8.00 as of December 31, 1999. These options expire at various times through April 2001.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 10 - Stock Option Plan (Continued)

         The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 1999, including a risk free interest rate of 6%, a volatility factor of the expected market price of the Company's common stock of 231%, a dividend yield of 0% and a weighted-average remaining contractual life of the options of 10 months.

         This model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information for the year ended December 31, 1999 follows:

         Pro forma net loss                                        $ (1,922,523)

         Pro forma net loss per share                                      (.05)

Note 11 - Stockholders' Equity

         Stock Warrants

         On December 4, 1998, the Company issued 8,910,000 shares (the "Purchased Shares") of common stock and common stock purchase warrants (the "Purchase Warrants") for $200,000. The Purchase Warrants can be used to purchase in the aggregate such number of shares of common stock, at nominal consideration, as shall equal, in the aggregate when added to the Purchased Shares, 27% of the issued and outstanding shares of common stock of the Company on a fully diluted basis, immediately following the sale of additional common stock by the Company in consideration of the first $400,000 of common stock proceeds received by the Company after December 4, 1998. During 1998, no warrants were exercised. During the year ended December 31, 1999, the warrants were exercised and the Company issued 1,479,452 shares of Class C common stock to certain stockholders in accordance with anti-dilutive provisions of the stockholders' agreement.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 11 - Stockholders' Equity (Continued)

         Exchange of Stock

         On February 3, 1999, the stockholders of YouNetwork Corp., a New York corporation, exchanged all of their common stock for 24,090,000 shares of Class C common stock of YouNetwork Corporation, a Delaware corporation under common control. Since the entities are under common control, the transaction was accounted for in the same manner as a pooling of interest.

         In November 1999, two of the principal shareholders contributed, for no consideration, a total of 250,000 shares of Class C common stock to the Company. Such shares were then sold by the Company to an unrelated shareholder for $125,000.

         Registration Statement

         On February 8, 1999, YouNetwork Corporation filed a registration statement under the Securities Act of 1933 to register 1,000,000 shares each of Class A and Class B common stock. In July 1999, the registration statement became effective and the first 250,000 Class A shares were offered at no cost to each consumer who registered to become a member of YouNetwork Corporation's consumer network. The remaining 750,000 Class A shares will be distributed to members based upon referring new members to the consumer network. Class B shares are offered to consumer network members at $1.00 per share, which may only be paid with rebates earned by members making purchases on the consumer network. During the year ended December 31, 1999, 7,052 shares of Class A common stock and 1,058 of Class B common stock were issued.

         Upon the issuance of Class A shares, the Company records a charge to operations for promotions costs for the value of the shares issued based on the fair value of the common stock. Upon the issuance of Class B shares, the Company records a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to revenue are recorded when members make purchases on the consumer network.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 12 - Commitments

         Leases

         The Company leases office space under operating leases expiring in April 2003. The future minimum lease payments, excluding escalation charges, are as follows:

              Year Ending
             December 31,

                  2000                                $  153,000
                  2001                                   153,000
                  2002                                    87,000
                  2003                                     7,000
                                                      ----------
                                                      $  400,000
                                                      ==========

         Total rent expense charged to operations for the period from January 14, 1998 (inception) to December 31, 1998 and the year ended December 31, 1999 was approximately $12,100 and $96,000, respectively.

         Employment Contract

         The Company has an employment agreement with a key executive officer which expires on October 31, 2001. Such agreement provides for a base salary of $120,000 for the first nine months of the agreement and $400,000 thereafter. The agreement also provides for a severance payment equal to $20,000 per month multiplied by the number of months of employment prior to termination, up to a cap of $180,000 in the event of termination without cause. If the executive officer resigns from his employment after six months, he shall be entitled to a pro-rata share of the severance. The executive received stock options for 2,000,000 shares of common stock at prices ranging from $1.10 to $8.00 per share which vest over a period of eighteen months.

(c)   Exhibit Index

Number    Description of Exhibit
------    ----------------------

2.1 Agreement and plan of merger, dated February 3, 999, by and between YouNetwork Corp., a New York corporation and YouNetwork Corporation, a Delaware corporation (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

3.2 By-laws of Registrant (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

4.1 Specimen certificate representing Registrant's class A common stock (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

4.2 Specimen certificate representing Registrant's class B common stock (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.1 Stockholders' Agreement, dated December 4, 1998 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.2      Stock  and  Warrant  Purchase   Agreement,   dated  December  4,  1998
          (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.3 Agreement between Muze, Inc. and YouNetwork , dated January 7, 1999 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.4 Agreement between Qwest International Inc. (a successor in interest to LCI International Telecom Corp.), dated March 6, 1998 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.5      Agreement between Baker & Taylor, Inc. and YouNetwork,  dated, July 9,
          1998   (incorporated  by  reference  to  the  Company's   registration
          statement on Form SB-2 (file No. 333-71949).

10.6 1999 Stock Option Plan (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.7 Master lease agreement between Leasing Technologies, Inc and YouNetwork corporation, dated April 15, 1999 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.8*     Employment   agreement  between  YouNetwork   Corporation  and  George
          Santacroce

10.9*     Promissory notes between Dalia Silverman and YouNetwork

10.10*    Promissory notes between Kleopatra Georgiades and YouNetwork

27*       Financial Data Schedule

----------
*Filed with this Form 10K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000                  YOUNETWORK COPORATION

                                       By: /s/  Kyle S. Taylor
                                           --------------------------------
                                           President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

            Name                           Title                      Date
            ----                           -----                      ----

/s/ Don S. Senerath                Chairman of the Board          April 14, 2000
------------------------------       of Directors

/s/ George M. Santacroce           Chief Executive Officer        April 14, 2000
------------------------------       and Director

/s/ Kyle S. Taylor                 President and Director         April 14, 2000
------------------------------

/s/ Peter R. Silverman             Director                       April 14, 2000
------------------------------