Form 10QSB
period 2000-03-30
YOUNETWORK CORP
filed 2000-05-22
CIK 1078306

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                             Commission File Number:

                             YOUNETWORK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware
    --------
(State of Incorporation)       (I.R.S. Employer Identification No.)

              115 East 23rd Street, New York, New York 10010k 10010
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

           /X/ Yes       / / No

As of March 20 2000, a total of 42,080,846 shares of the Registrant's Common Stock, $.001 par value, were issued and outstanding.

YOUNETWORK CORPORATION

                                      Index
                                   FORM 10-QSB
                          (A Development Stage Company)

                                                                            Page
                                                                            ----

Part I:  Financial Information

Item 1 - Financial Statements

     Balance Sheets as of December 31, 1999 and
         March 31, 2000 (Unaudited)                                           2

     Statements of Operations for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited) and for the
         Period from Inception (January 14, 1998) to
         March 31, 2000 (Unaudited)                                           3

     Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited) and for the
         Period from Inception (January 14, 1998) to
         March 31, 2000                                                     4-5

     Notes to Financial Statements                                            6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Part II:  Other Information

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1999 and March 31, 2000

                                                              ASSETS
                                                              ------
                                                                                                    December 31,          March 31,
                                                                                                        1999                 2000
                                                                                                    -----------         -----------
                                                                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                                      $    41,127         $    21,469
     Prepaid expenses                                                                                    59,308              42,650
                                                                                                    -----------         -----------
                  Total current assets                                                                  100,435              64,119
Property and equipment, net                                                                             763,731             700,818
Other assets:
     Software development costs                                                                         508,334             463,471
     Software license                                                                                   165,431             119,213
     Security deposits                                                                                  187,196             187,196
     Loan to stockholder                                                                                 12,201              20,304
     Other assets                                                                                        41,974              46,497
                                                                                                    -----------         -----------
                  Total other assets                                                                    915,136             836,681
                                                                                                    -----------         -----------
                                                                                                    $ 1,779,302         $ 1,601,618
                                                                                                    ===========         ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------
Current liabilities:
     Current portion of capital lease obligation                                                    $   242,627         $   251,955
     Notes payable - stockholders                                                                       200,000             310,000
     Due to related party                                                                               200,000             147,232
     Deferred revenue                                                                                   175,000                  --
     Accounts payable                                                                                   114,381             238,495
     Accrued rebate payable                                                                               4,063                 713
     Other current liabilities                                                                           73,710              95,600
                                                                                                    -----------         -----------
                  Total current liabilities                                                           1,009,781           1,043,995

Capital lease obligations, less current portion                                                         254,439             190,825
Commitments
Stockholders' equity:
     Common stock:
         Class A - par value $.0001 per share:
             Authorized - 1,500,000 shares
             Issued and outstanding - 7,052 shares at December 31,
                1999 and 8,621 shares at March 31, 2000                                                       1                   1
         Class B - par value $.0001 per share:
             Authorized - 1,500,000 shares
             Issued and outstanding - 1,058 shares at December
                31, 1999 and 1,813 shares at March 31, 2000                                                  --                  --
         Class C - par value $.0001 per share:
             Authorized - 247,000,000 shares
             Issued and outstanding - 41,852,352 shares
                at December 31, 1999 and $42,070,052
                at March 31, 2000                                                                         4,185               4,207
     Additional paid-in capital                                                                       2,395,242           2,604,244
     Deficit accumulated during the development stage                                                (1,884,346)         (2,241,654)
                                                                                                    -----------         -----------
                  Total stockholders' equity                                                            515,082             366,798
                                                                                                    -----------         -----------
                                                                                                    $ 1,779,302         $ 1,601,618
                                                                                                    ===========         ===========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
     and for the Period from Inception (January 14, 1998) to March 31, 2000
                                   (Unaudited)


                                                                                                              For the
                                                                                                            Period From
                                                                                Three Months Ended           Inception
                                                                                    March 31,            (January 14, 1998)
                                                                       ------------------------------        to March 31,
                                                                           2000              1999               2000
                                                                       ------------      ------------      ------------
Revenue                                                                $     22,195      $         --      $     71,895

Cost of goods sold                                                           21,170                --            69,748
                                                                       ------------      ------------      ------------

Gross profit                                                                  1,025                --             2,147

Expenses:
     Compensation                                                           160,766            24,854           624,993
     Development costs                                                      139,695                --           477,066
     General and administrative                                             214,126            64,772         1,273,239
                                                                       ------------      ------------      ------------
                  Total expenses                                            514,587            89,626         2,375,298
                                                                       ------------      ------------      ------------

Operating loss                                                             (513,562)          (89,626)       (2,373,151)

Other income (expense):
     Other                                                                  175,000                --           175,000
     Interest expense                                                       (18,987)           (1,063)          (54,979)
     Interest income                                                            241                --            11,476
                                                                       ------------      ------------      ------------
                  Net other income (expense)                                156,254            (1,063)          131,497
                                                                       ------------      ------------      ------------

Net loss                                                               $   (357,308)     $    (90,689)     $ (2,241,654)
                                                                       ============      ============      ============

Net loss per common share, basic and
     diluted                                                           $       (.01)     $         --
                                                                       ============      ============

Weighted average of common shares
     outstanding - basic and diluted                                     42,026,923        34,993,896
                                                                       ============      ============

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                      For the Three Months Ended March 31, 2000 and 1999 and for the Period from Inception (January 14, 1998) to March 31, 2000
                                   (Unaudited)


                                                                                                              For the
                                                                                                            Period From
                                                                                Three Months Ended           Inception
                                                                                    March 31,            (January 14, 1998)
                                                                       ------------------------------        to March 31,
                                                                           2000              1999               2000
                                                                       ------------      ------------      ------------
Net cash used in operating activities                                   $  (241,646)      $   (52,648)      $(1,283,260)
                                                                        -----------       -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                     (12,925)             (913)         (279,810)
     Software development costs                                                 (70)         (165,000)         (516,615)
     Loan to stockholder                                                     (8,103)               --           (20,304)
     Purchase of software license                                                --                --          (270,276)
     Payment of security deposits                                                --            (1,200)         (187,196)
                                                                        -----------       -----------       -----------
                  Cash used in investing
                     activities                                             (21,098)         (167,113)       (1,274,201)
                                                                        -----------       -----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of common
         stock                                                              196,700           463,000         2,462,870
     Proceeds from notes payable -
         stockholders                                                       110,000                --           310,000
     Deferred registration costs                                                 --           (62,047)               --
     Payments of capital lease obligations                                  (63,614)           (3,358)         (193,940)
                                                                        -----------       -----------       -----------
                  Net cash provided by financing
                     activities                                             243,086           397,595         2,578,930
                                                                        -----------       -----------       -----------

Net increase (decrease) in cash                                             (19,658)          177,834            21,469

Cash, beginning of period                                                    41,127           178,068                --
                                                                        -----------       -----------       -----------

Cash, end of period                                                     $    21,469       $   355,902       $    21,469
                                                                        ===========       ===========       ===========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Concluded)
               For the Three Months Ended March 31, 2000 and 1999
     and for the Period from Inception (January 14, 1998) to March 31, 2000
                                   (Unaudited)


                                                                                                              For the
                                                                                                            Period From
                                                                                Three Months Ended           Inception
                                                                                    March 31,            (January 14, 1998)
                                                                       ------------------------------        to March 31,
                                                                           2000              1999               2000
                                                                       ------------      ------------      ------------

                                           Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
     Interest                                                           $    9,108         $    1,063        $   31,060
                                                                        ==========         ==========        ==========

                                 Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligation incurred for the
     acquisition of equipment                                           $       --         $       --        $  627,392
                                                                        ==========         ==========        ==========
Issuance of Class A common stock for
     services                                                           $       --         $       --        $   21,400
                                                                        ==========         ==========        ==========
Issuance of warrants for leasehold
     improvements                                                       $       --         $       --        $   11,000
                                                                        ==========         ==========        ==========
Issuance of Class C common stock for
     servicemark                                                        $   10,000         $       --        $   10,000
                                                                        ==========         ==========        ==========
Issuance of warrants for acquisition
     of software development costs                                      $       --         $       --        $   38,000
                                                                        ==========         ==========        ==========
Issuance of warrants for portion of
     computer equipment lease                                           $      --          $       --        $   54,748
                                                                        ==========         ==========        ==========

In March 1999, common stock purchase warrants were exercised and the Company issued 1,479,452 of Class C common stock for no cash proceeds.

During the period from inception (January 14, 1998) to March 31, 2000, the Company issued 8,621 shares of Class A common stock and 1,813 shares of Class B common stock for no cash proceeds.

During the three months ended March 31, 2000, the Company issued 1,569 shares of Class A common stock and 755 shares of Class B common stock for no cash proceeds.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, of YouNetwork
Corporation  (the  "Company"),   as  filed  with  the  Securities  and  Exchange
Commission. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2 - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 3 - During 1999, the Company filed a registration statement under the Securities Act of 1933 to register 1,000,000 shares each of Class A and Class B common stock. The first 250,000 Class A shares will be offered at no cost to each consumer who registers to become a member of the Company's consumer network. The remaining 750,000 Class A shares will be distributed to members based upon referring new members to the consumer network. Class B shares will be offered to consumer network members at $1.00 per share, which may only be paid with rebates earned by members making purchases on the consumer network.

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

      During the three months ended March 31, 2000, the Company issued 1,569 Class A shares and 755 Class B shares.

Note 4 - The Company entered into an agreement in March 1998 with a Company that provides long-distance telephone service. During 1998, the Company received advances of $175,000. In March 2000, the Company was released from all obligation pursuant to the agreement and was not required to perform its obligation under the agreement or repay the advance.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                Special Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-QSB about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-KSB, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

      o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

      o increased competition in the Internet ; Internet capacity; general risks of the Internet;

      o success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

      o availability, terms and deployment of capital;

      o costs and other effects of legal and administrative proceedings;

      o dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

      o development risks; risks relating to the availability of financing; and

      o other factors referenced in this Report and the Form 10-KSB.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

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

      We currently offer our members shares to join our web site in the first initial public offering to register the issuance of shares to join a web site with the SEC. We raise no direct proceeds from this offering. One class A share is currently offered at no cost to each of the first 250,000 members. The remaining 750,000 class A shares are offered to our members based on net value, a proprietary referral tracking technology developed by us. Our class B shares are offered at the rate of one share for each $1.00 of a member's rebate balance. We will receive an indirect economic benefit from the sale of our class B shares to the extent that our obligation to pay rebate dollars to our members is reduced.

      We derive our revenue from the sale of competitively priced consumer products and services through our website, YouNetwork.com. Our web site currently offers twelve different product segments, ranging from house wares, electronics and toys to music and video, with more than 1.3 million individual product offerings. Product fulfillment is achieved through manufacturers, distributors and other vendors which ship directly to our members. We maintain no inventory, warehouse, stores or sales facilities. Due to our low operating costs, our prices are lower than brick and mortar retailers and competitive with other Internet marketing sites.

      We were incorporated on January 14, 1998, under the name YouNetwork Corp., a New York corporation. Pursuant to a merger effective, February 3, 1999, the New York corporation merged into us, YouNetwork Corporation, a Delaware corporation. Our website is located at www.YouNetwork.com. Nothing contained on our website should be construed as a part of this filing.

Results of Operations

      From inception, operations have been in the early stages of development. We had nominal amount of revenues for the three and nine months ended September 30, 1999.

      We incurred operating expenses of $514,587 and $89,626 for the three months ended September 2000 and 1999, respectively.

      The operating expenses increased from $89,626 for the three months ended March 31, 1999 to $514,587 for the three months ended March 31, 2000. The increase in operating expenses reflects the higher costs associated with the build-up of the corporate infrastructure of the Company. These costs consist primarily of compensation expense, system development costs and other general and administrative expenses.

      Compensation expenses relate to establishing strategic relationships through license arrangements and vendor affiliations to market the business. In addition, we incurred costs in developing our proprietary tracing system as well as other general and administrative expenses since inception.

      As of December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $1,884,000. There can be no assurance that we will realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforward will expire in the fiscal year 2013. We have established a valuation allowance with respect to these federal and state carryforwards.

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

                                             YOUNETWORK CORPORATION

                                             By: /S/ Don S. Senerath
                                                 -------------------------------
                                                 Don S. Senerath, CEO and
                                                   Principal Financial Officer

Date: May 22, 2000