Form 10QSB/A
period 2000-03-30
YOUNETWORK CORP
filed 2000-05-23
CIK 1078306

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                Amendment No. 1


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

                                                                            Page
                                                                            ----

Part I:  Financial Information

Item 1 - Financial Statements


     Balance Sheets as of December 31, 1999 and
         March 31, 2000 (Unaudited)                                           3

     Statements of Operations for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited) and for the
         Period from Inception (January 14, 1998) to
         March 31, 2000 (Unaudited)                                           4

     Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited) and for the
         Period from Inception (January 14, 1998) to
         March 31, 2000                                                     5-6

     Notes to Financial Statements                                            7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


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

Results of Operations


      From inception, operations have been in the early stages of development. We had nominal amount of revenues for the three months ended March 31, 2000.


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


      As of December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $1,884,000. There can be no assurance that we will realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforward will expire in the fiscal year 2014. We have established a valuation allowance with respect to these federal and state carryforwards.

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


Date: May 23, 2000