Form 10QSB
period 2000-06-30
YOUNETWORK CORP
filed 2000-08-23
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2000.

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from        to
                              --------  --------

Commission File Number 0-25238

                             YOUNETWORK CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                           13-399035
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                           Identification No.)

                 115 East 23rd Street, New York, New York 10010
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 576-2030
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------    -------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2000, 8,980, shares of Registrant's Class A Common Stock, $.001 par value, were outstanding, 1,988 shares of Registrant's Class B Common Stock, $.001 par value, were outstanding and 223,827,132 shares of Registrant's Class C Common Stock, $.001 par value, were outstanding.

                             YOUNETWORK CORPORATION
               10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I:  Financial Information

Item 1 - Financial Statements

         Balance Sheets as of December 31, 1999 and June 30, 2000
         (Unaudited).................................................     3

         Statements of Operations for the Three Months Ended
         June 30, 2000 and 1999, for the Six Months Ended
         June 30, 2000 and 1999 and for the Period from
         Inception (January 14, 1998) to June 30, 2000 (Unaudited)...     4

         Statements of Cash Flows for the Three Months Ended June 30,
         2000 and 1999, for the Six Months Ended June 30, 2000 and
         1999 and for the Period from Inception (January 14, 1998) to
         June 30, 2000 (Unaudited)...................................     5

         Notes to Financial Statements...............................     7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................    10


Part II - Other Information

Item 1 - Legal Proceedings...........................................    14

Item 2 - Changes in Securities and Use of Proceeds...................    14

Item 3 - Defaults Upon Senior Securities.............................    14

Item 4 - Submission of Matters to a Vote of Security Holders.........    14

Item 5 - Other Information...........................................    14

Item 6 - Exhibits and Reports on Form 8-K............................    14

Signatures...........................................................    15

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                       December 31, 1999 and June 30, 2000


                                              ASSETS
                                              ------
                                                                     December 31,       June 30,
                                                                         1999             2000
                                                                     ------------     ------------
                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                        $    41,127      $     2,574
    Prepaid expenses                                                      59,308           25,993
                                                                     -----------      -----------
                Total current assets                                     100,435           28,567

Property and equipment, net                                              763,731          625,466
Other assets:
    Software development costs, net                                      508,334          415,978
    Software license, net                                                165,431           82,997
    Security deposits                                                    187,196          187,196
    Loan to stockholder                                                   12,201               --
    Other assets                                                          41,974           31,024
    Intangible assets, net                                                    --           23,613
                                                                     -----------      -----------
                Total other assets                                       915,136          740,808
                                                                     -----------      -----------
                                                                     $ 1,779,302      $ 1,394,841
                                                                     ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              -------------------------------------
Current liabilities:
    Current portion of capital lease obligation                      $   242,627      $   242,627
    Notes payable - stockholders                                         200,000           70,000
    Due to related party                                                 200,000               --
    Deferred revenue                                                     175,000               --
    Accounts payable                                                     114,381          272,594
    Due to Compuces                                                           --          145,797
    Accrued rebate payable                                                 4,063            5,267
    Other current liabilities                                             73,710          113,848
                                                                     -----------      -----------
                Total current liabilities                              1,009,781          850,133

Capital lease obligations, less current portion                          254,439          161,649
Due to related party                                                          --          194,966
Note payable - stockholder                                                    --           30,000
Commitments
Stockholders' equity:
    Common stock:
        Class A - par value $.0001 per share:
           Authorized - 1,500,000 shares
           Issued and outstanding - 7,052 shares at December 31,
              1999 and 8,980 shares at June 30, 2000                           1                1
        Class B - par value $.0001 per share:
           Authorized - 1,500,000 shares
           Issued and outstanding - 1,058 shares at December
              31, 1999 and 1,988 shares at June 30, 2000                      --               --
        Class C - par value $.0001 per share:
           Authorized - 247,000,000 shares
           Issued and outstanding - 41,852,352 shares
              at December 31, 1999 and 223,827,132
              at June 30, 2000                                             4,185            4,415
    Additional paid-in capital                                         2,395,242        3,143,513
    Deficit accumulated during the development stage                  (1,884,346)      (2,989,836)
                                                                     -----------      -----------
                Total stockholders' equity                               515,082          158,093
                                                                     -----------      -----------
                                                                     $ 1,779,302      $ 1,394,841
                                                                     ===========      ===========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                For the Three Months Ended June 30, 2000 and 1999
               and for the Six Months Ended June 30, 2000 and 1999
      and for the Period from Inception (January 14, 1998) to June 30, 2000
                                   (Unaudited)

                                                                                                                 For the
                                                                                                               Period From
                                                                                                                Inception
                                             Three Months Ended                   Six Months Ended             (January 14,
                                                  June 30,                            June 30,                     1998)
                                      ------------------------------       -----------------------------       to June 30,
                                           2000              1999              2000              1999              2000
                                      ------------------------------       -----------------------------       -----------
Revenue                               $     (1,255)      $       540       $    20,940       $       540       $    70,640

Cost of goods sold                          12,029                --            33,199                --            81,777
                                      ------------       -----------       -----------       -----------       -----------

Gross profit                               (13,284)              540           (12,259)              540           (11,137)

Expenses:
    Compensation                           171,104            66,620           331,870            91,474           796,097
    Development costs                       47,772                --           187,467                --           524,838
    General and administrative             506,027           172,748           720,143           237,520         1,779,256
                                      ------------       -----------       -----------       -----------       -----------
                Total expenses             724,903           239,368         1,239,480           328,994         3,100,191
                                      ------------       -----------       -----------       -----------       -----------

Operating loss                            (738,187)         (238,828)       (1,251,955)         (328,454)       (3,111,328)

Other income (expense):
    Other                                       --                --           175,000                --           175,000
    Interest expense                       (10,017)               --           (29,004)               --           (64,996)
    Interest income                             11             6,086               252             5,023            11,487
                                      ------------       -----------       -----------       -----------       -----------
                Net other income
                   (expense)               (10,006)            6,086           146,248             5,023           121,491
                                      ------------       -----------       -----------       -----------       -----------

Net loss                              $   (748,193)      $  (232,742)      $(1,104,490)      $  (323,431)      $(2,989,836)
                                      ============       ===========       ===========       ===========       ===========

Net loss per common share,
    basic and diluted                 $       (.01)      $      (.01)      $      (.01)      $      (.01)
                                      ============       ===========       ===========       ===========

Weighted average of common
    shares outstanding - basic
    and diluted                        130,885,988        40,753,957        85,895,683        37,889,839
                                      ============       ===========       ===========       ===========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                   For the Six Months Ended June 30, 2000 and
               1999 and for the Period from Inception (January 14,
                             1998) to June 30, 2000
                                   (Unaudited)


                                                                                        For the
                                                                                      Period From
                                                         Six Months Ended              Inception
                                                             June 30,              January 14, 1998)
                                                    --------------------------        to June 30,
                                                       2000            1999              2000
                                                    ---------       ----------       -----------
Net cash used in operating activities               $(177,838)      $ (325,057)      $(1,220,654)
                                                    ---------       ----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                (13,925)         (63,630)         (279,608)
    Software development costs                                        (340,585)         (516,545)
    Loan to stockholder                                    --               --           (12,201)
    Purchase of software license                           --               --          (270,276)
    Payment of security deposits                                      (135,331)         (187,196)
                                                    ---------       ----------       -----------
                Cash used in investing
                   Activities                         (13,925)        (539,546)       (1,265,826)
                                                    ---------       ----------       -----------
Cash flows from financing activities:
    Proceeds from issuance of common
        stock                                         246,000        1,488,000         2,512,170
    Proceeds from notes payable -
        Stockholders                                       --               --           200,000
    Deferred registration costs                            --         (175,740)               --
    Payments of capital lease obligations             (92,790)          (6,808)         (223,116)
                                                    ---------       ----------       -----------
                Net cash provided by financing
                   Activities                         153,210        1,305,452         2,489,054
                                                    ---------       ----------       -----------

Net increase (decrease) in cash                       (38,553)         440,849             2,574

Cash, beginning of period                              41,127          178,068                --
                                                    ---------       ----------       -----------

Cash, end of period                                 $   2,574       $  618,917       $     2,574
                                                    =========       ==========       ===========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
      and for the Period from Inception (January 14, 1998) to June 30, 2000
                                   (Unaudited)

                                                                                  For the
                                                                                Period From
                                                                                 Inception
                                                          Six Months Ended     (January 14,
                                                              June 30,             1998)
                                                        -------------------     to June 30,
                                                          2000        1999         2000
                                                        -------      ------      --------

                   Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
    Interest                                            $32,220      $2,021      $ 54,172
                                                        =======      ======      ========

          Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligation incurred for the
    acquisition of equipment                            $    --      $   --      $627,392
                                                        =======      ======      ========
Issuance of Class A common stock for
    services                                            $    --      $   --      $ 21,400
                                                        =======      ======      ========
Issuance of Class C common stock for
    servicemark                                         $25,000      $   --      $ 25,000
                                                        =======      ======      ========
Issuance of warrants for acquisition
    of software development costs                       $    --      $   --      $ 38,000
                                                        =======      ======      ========
Issuance of warrants for portion of
    computer equipment lease                            $    --      $   --      $ 54,748
                                                        =======      ======      ========

In March 1999, common stock purchase warrants were exercised and the Company issued 1,479,452 shares of Class C common stock for no cash proceeds. In May 2000, 2,000,000 shares were issued for no cash proceeds.

During the period from inception (January 14, 1998) to June 30, 2000, the Company issued 8,980 shares of Class A common stock and 1,988 shares of Class B common stock for no cash proceeds.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - The accompanying unaudited financial statements are for interim periods and do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, of YouNetwork Corporation (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from these audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in conformity with generally accepted accounting principles and as such, include estimates and assumptions of management that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

As of June 28, 2000, the Company suspended its Web site and related online business operations. On a going forward basis, the Company will seek to derive revenue from licensing the use of the YouNetwork system components to third parties. Additionally, the Company will seek to derive hosting and management revenue from its existing infrastructure.

The computation of loss per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the periods presented. All stock options and warrants have been excluded from the computation of diluted loss per share as their effect would be antidilutive and accordingly, there is no reconciliation between basic and diluted loss per share for each of the periods presented.

During the three months ended June 30, 2000, rebates of $4,839 were issued and sales were $3,854 resulting in ($1,255) of net revenue.

Note 2 - The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the Company's audited financial statements for the year ended December 31, 1999, the Company has incurred significant net losses. This factor, among others, raises substantial doubt as to the Company's ability to obtain debt or equity financing and achieve profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to generate positive cash flows from operations. These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence. Since May 2000, Compuces, Inc., the holder of approximately 80.9% of the Company's voting securities, has advanced funds to the Company to satisfy its working capital requirements. As of June 30, 2000, these advances totaled $56,797.

Note 3 - During 1999, the Company filed a registration statement under the Securities Act of 1933 to register 1,000,000 shares each of Class A and Class B common stock. The first 250,000 shares of Class A Common Stock ("Class A Shares") or part thereof were offered at no cost to each consumer who registered to become a member of the Company's consumer network. The remaining 750,000 shares of Class A Common Stock or part thereof were to be distributed to members based upon referring new members to the consumer network. Class B shares of Common Stock ("Class B Shares") were offered to the consumer network members at $1.00 per share, which shares were to be paid with rebates earned by members making purchases on the consumer network.

Upon the issuance of Class A Shares, the Company recorded a charge to operations for promotions costs for the value of the shares issued based on the current fair market value of the Company's securities. Upon the issuance of Class B Shares, the Company recorded a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to cost of goods sold were recorded when members make purchases on the consumer network. Since inception, the Company issued 8,980 Class A Shares and 1,988 Class B Shares.

The aforementioned registration statement became effective in July 1999
In June 2000, the Company terminated the issuance of any additional Class A or Class B Shares thereunder.

Note 4 - The Company entered into an agreement in March 1998 with a company that provides long-distance telephone service. During 1998, the Company received from this company advances of $175,000. In March 2000, the Company was released from all obligations pursuant to this agreement and was not required to perform its obligation under the agreement or repay the advance. As a result, the Company recorded $175,000 as other income in the quarter ended March 31, 2000.

Note 5 - On May 19, 2000, the Company and Compuces, Inc., a Delaware corporation ("Compuces"), entered into a Stock Purchase Agreement. The Company agreed to sell to Compuces shares of the Company's Class C common stock, par value $.0001 per share (the "Class C Shares") in an amount constituting after giving effect to such sale, 80% of the Company's outstanding shares of Class C Common Stock on a fully diluted basis. Accordingly, Compuces is now the beneficial holder of approximately 80.9% of the Class C Shares and approximately 80.9% of the Company's outstanding voting securities (which include the Class A and Class B Shares), which effected a "change in control" of the Company.

Compuces is a wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation ("ICES"). ICES is a privately held company which develops, invests in and operates Internet technology related companies.

The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. As of June 30, 2000, Compuces has advanced the Company approximately $89,000 for the repayment of such debts.

Note 6 - There is a note payable to George Santacroce, a former chief executive officer and director of the Company, in the amount of $60,000. The Company shall pay the aggregate amount in twelve equal and consecutive monthly installments of $5,000 each commencing January 1, 2001.

The  Company  has  borrowed   money  from  Compuces  to  fund  working   capital
requirements. These borrowings are non-interest bearing and due on demand. The amount payable under this arrangement as of June 30, 2000 is $56,797.

The Company is indebted to Don Senerath, the Company's chairperson, in the amount of $40,000. This amount is payable upon demand by Don Senerath, without interest or fees, to the extent that the Company has funds available for such purpose.

The Company owes International Computing, LLC ("IC"), a New York limited liability company, $194,966 for software development costs. Until July 21, 2000, IC was 100% owned by Steadfast Ventures, LLC, a Delaware limited liability company, of which Don Senerath, the Company's chairperson, is a member. On July 21, 2000, Steadfast Ventures, LLC sold 70% of its membership units in IC to ICES.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS

The matters discussed in this section contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on the Company's results of operations are:

o General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

o Increased competition in the Internet; Internet capacity; general risks of the Internet;

o Success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

o     Availability, terms and deployment of capital;

o     Costs and other effects of legal and administrative proceedings;

o Dependence on senior management; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs;

o     Development risks; risks relating to the availability of financing; and

o     Other factors referenced in this Report and the Form 10-KSB.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

Overview

The Company was incorporated on January 14, 1998, under the name YouNetwork Corp., a New York corporation. Pursuant to a merger effective February 3, 1999, the New York corporation merged into the Company, YouNetwork Corporation, a Delaware corporation.

The Company was formed to develop an online consumer network. Revenue was intended to be derived from the sale of competitively priced consumer products and services through the Company's Web site, www.YouNetwork.com, ranging from housewares, electronics and toys to music and video, with more than 1.3 million individual product offerings.

However, due to the limited availability of capital, the Company's sales and marketing programs were curtailed and the anticipated membership base was not realized. As a result, on June 28, 2000, the Company's Web site was suspended and any related online business ceased operations.

During 1999, the Company filed a registration statement under the Securities Act of 1933 to register 1,000,000 shares each of Class A and Class B common stock. The first 250,000 shares of Class A Common Stock ("Class A Shares") or part thereof were offered at no cost to each consumer who registered to become a member of the Company's consumer network. The remaining 750,000 shares of Class A Common Stock or part thereof were to be distributed to members based upon referring new members to the consumer network. Class B shares of Common Stock were offered to the consumer network members at $1.00 per share, which shares were to be paid with rebates earned by members making purchases on the consumer network.

In July 1999, the aforementioned registration statement became effective. In June, 2000, the Company terminated any additional issuances of Class A and Class B Shares thereunder.

On May 19, 2000, the Company and Compuces, Inc., a Delaware corporation ("Compuces"), entered into a Stock Purchase Agreement. The Company agreed to sell to Compuces shares of the Company's Class C common stock, par value $.0001 per share (the "Class C Shares") in an amount constituting after giving effect to such sale, 80% of the Company's outstanding shares of Class C Common Stock on a fully diluted basis. Accordingly, Compuces is now the beneficial holder of approximately 80.9% of the Class C Shares and approximately 80.9% of the Company's outstanding voting securities (which include the Class A and Class B Shares), which effected a "change in control" of the Company.

Compuces is a wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation ("ICES"). ICES is a privately held company which develops, invests in and operates Internet technology related companies.

The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. As of June 30, 2000, Compuces has advanced to the Company approximately $89,000 for the repayment of such debts. The Company filed its Form 8-K relating to this transaction on June 6, 2000.

The Company has ceased the operations of its online business and has suspended access to its Web site. Nothing contained in the Company's Web site should be construed as part of this filing.

It is the intent of the Company to utilize the existing investment in its infrastructure and reformulate its business. Management believes that the existing infrastructure can be leveraged, in conjunction with certain strategic partners, to provide Web development, hosting and support services to e-commerce business to business and business to consumer merchants. During this period of restructuring, the Company intends to keep its operating overhead at minimal levels.

The Company has historically financed its operations through working capital provided by operations, related party loans and advances and the private placement of equity securities. The Company's ability to continue its operations in any form is currently dependent on financing from external sources. There can be no assurance that additional capital will be available on terms favorable to the Company or at all, or that the Company will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. In the event that the Company experiences the need for additional capital, and is not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue the operations of the Company indefinitely.

The Company's accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the Company's audited financial statements for the year ended December 31, 1999, the Company has incurred significant net losses. This factor, among others, raises substantial doubt as to the Company's ability to obtain long-term debt or equity financing and achieve profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to generate positive cash flows from operations. These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Results of Operations for the three months ended June 30, 2000 and 1999

Since inception, the Company has been in the early stages of development and has had nominal amount of revenues to date.

The Company incurred operating expenses of $724, 903 and $239,368 for the three months ended June 30, 2000 and 1999, respectively. The increase in operating expenses reflects the costs associated with the buildup of the corporate infrastructure of the Company. These costs consist principally of compensation expense, systems development costs and other general and administrative expenses.

Compensation expenses relate to establishing strategic relationships through license arrangements and vendor affiliations to market the business. In addition, the Company incurred costs in developing its proprietary tracking system as well as other general and administrative expenses since inception.

Other expenses increased during the three months ended June 30, 2000 by $16,092 primarily due to interest expense on capital lease obligations of $10,017 and a decrease in interest income of $6,075.

Results of Operations for the six months ended June 30, 2000 and 1999

Since inception, the Company has been in the early stages of development and has had nominal amount of revenues to date.

The Company incurred operating expenses of $1,239,480 and $328,994 for the six months ended June 30, 2000 and 1999, respectively. The increase in operating expenses reflects the costs associated with the buildup of the corporate infrastructure of the Company. These costs consist principally of compensation expense, systems development costs and other general and administrative expenses.

Compensation expenses relate to establishing strategic relationships through license arrangements and vendor affiliations to market the business. In addition, the Company incurred costs in developing its proprietary tracking system as well as other general and administrative expenses since inception.

Other income increased during the six months ended June 30, 2000, by $141,225 primarily due to a contract settlement in March 2000 of $175,000 offset by an increase in interest expense on capital lease obligations of $29,004 and a decrease in interest income of $4,771.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

      On May 19, 2000, the Company entered into a Stock Purchase Agreement with Compuces, Inc., a Delaware corporation and wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation. Under the terms of this agreement, the Company sold to Compuces, Inc. in a private placement, shares of the Company's Class C common stock, par value $.0001 per share, constituting, after giving effect to such sale 80% of the Company's class C Common Stock and approximately 80.9% of the Company's voting securities. The consideration for the issuance of the Class C Shares of the Company was the agreement by Compuces, Inc. to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      None.

      (b) Reports on Form 8-K. On June 6, 2000 the Registrant filed a Current Report on Form 8-K to report the change in control that resulted from sale of Class C Common Stock to Compuces, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YOUNETWORK CORPORATION

Dated: August 23, 2000                     By: /s/ Don Senerath
                                               ----------------
                                               Name:  Don Senerath
                                               Title: Chief Executive Officer
                                                      & Chief Financial Officer