Form 10QSB
period 2000-09-30
YOUNETWORK CORP
filed 2000-11-08
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly period ended September 30, 2000.

[_]    Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from ________ to ___________

Commission File Number 0-25238

                             YOUNETWORK CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                   13-3990305
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                     (IRS Employer
      incorporation or Organization)                   Identification No.)

                 115 East 23rd Street, New York, New York 10010
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 387-0310
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes [x]  No [ ]

      State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: As of November 7, 2000, 8,980, shares of Registrant's Class A Common Stock, $.0001 par value, were outstanding, 1,988 shares of Registrant's Class B Common Stock, $.0001 par value, were outstanding and 223,827,132 shares of Registrant's Class C Common Stock, $.0001 par value, were outstanding.

                     YOUNETWORK CORPORATION 10-QSB FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                              Page No.
                                                                              -------
Part I:  Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets at December 31, 1999 and  at
         September 30, 2000 (Unaudited)............................................3

         Unaudited  Condensed Statement of Operations for the three months and nine months ended September 30, 2000 and 1999 and for the period from inception (January 14, 1998) to September 30, 2000 .......................4

         Unaudited  Condensed  Statements  of Cash  Flows for the nine  months ended  September 30, 2000 and 1999 and for the period from  inception
         (January 14, 1998) to September 30, 2000  ................................5

         Notes to the Unaudited Condensed Financial Statements.....................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................12

Part II: Other Information.

Item 1   Legal Proceedings........................................................19

Item 2   Changes in Securities and Use of Proceeds................................19

Item 3   Defaults Upon Senior Securities..........................................19

Item 4   Submission of Matters to a Vote of Security Holders......................19

Item 5   Other Information........................................................19

Item 6   Exhibits and Reports on Form 8-K.........................................19

Signatures .......................................................................20

                                     PART I
                              FINANCIAL STATEMENTS

Item 1 Financial statements.

                                 YOUNETWORK CORP
                          (A Development Stage Company)
                                 Balance Sheets
                    December 31, 1999 and September 30, 2000

                                     ASSETS

                                                                      September 30, 2000  December 31, 1999
                                                                      ------------------  ------------------
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $     3,822       $    41,127
   Prepaid expenses                                                                1,033            59,308
                                                                             -----------       -----------
                    Total current assets                                           4,855           100,435

Property and equipment, net                                                      549,113           763,731

Other assets:
  Software development costs, net                                                369,698           508,334
  Software license, net                                                           60,361           165,431
  Security deposits                                                              187,196           187,196
  Loan to stockholder                                                                 --            12,201
  Other assets                                                                    25,549            41,974
  Intangible assets, net                                                          21,528                --
  Due from Affiliates                                                             26,400                --
                                                                             -----------       -----------
                  Total other assets                                             690,732           915,136
                                                                             -----------       -----------

                                                                             $ 1,244,700       $ 1,779,302
                                                                             ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligation                                $   254,009       $   242,627
  Notes payable - stockholders                                                    85,000           200,000
  Due to related party                                                                --           200,000
  Deferred revenue                                                                    --           175,000
  Accounts payable                                                               175,916           114,381
  Accrued rebate payable                                                           5,267             4,063
  Other current liabilities                                                       19,749            73,710
                                                                             -----------       -----------
                      Total current liabilities                                  539,941         1,009,781

Capital lease obligations, less current portion                                   62,839           254,439
Due to ICES                                                                      144,710                --
Due to ICES Venture                                                                2,926                --
Due to International Computing                                                   199,353                --
Note payable - stockholder                                                        15,000                --
                                                                             -----------       -----------
                      Total other liabilities                                    424,828           254,439

                                                                             -----------       -----------
                      Total liabilities                                          964,769         1,264,220
                                                                             -----------       -----------

Commitments

Stockholders' equity:
Common stock:
Class A - par value $.0001 per share:
 Authorized - 1,500,000
 shares Issued and outstanding - 7,052 shares at December 31, 1999 and
 8,980 shares at September 30, 2000                                                   --                 1
Class B - par value $.0001 per share:
 Authorized - 1,500,000 shares
 Issued and outstanding - 1,058 shares at December 31, 1999 and
 1,988 shares at September 30, 2000                                                    1                 1
Class C - par value $.0001 per share:
 Authorized - 247,000,000 shares
 Issued and outstanding - 41,852,352 shares at                                    22,383             4,185
 December 31, 1999 and 223,827,132 at September 30, 2000
Additional paid-in capital                                                     3,425,545         2,395,242
Receivable in connection with equity transaction                                 (37,753)               --
Deficit accumulated during the development stage                              (3,130,245)       (1,884,347)
                                                                             -----------       -----------
Total stockholders' equity                                                       279,931           515,082
                                                                             -----------       -----------

                                                                             $ 1,244,700       $ 1,779,302
                                                                             ===========       ===========

                                 YOUNETWORK CORP
                          (A Development Stage Company)
                            Statements of Cash Flows
          For the Nine months Ended September 30, 2000 and 1999 and for the Period from Inception (January 14, 1998) to September 30, 2000
                                   (Unaudited)


                                                                                                              For the Period
                                                                                                              from Inception
                                                                                                               (January 14,
                                                                                                                 1998) to
                                                                                Nine Months Ended September    September 30,
                                                                                           30,                     2000
                                                                                ---------------------------   -------------
                                                                                    2000           1999
                                                                                ------------   -----------
Cash flows from operating activities:
 Net loss                                                                       $(1,245,898)   $(1,022,522)   $(3,130,245)
 Adjustments to reconcile net loss to net cash used by operating activities:
  Prepaid expenses                                                                   58,275        154,384         (1,033)
  Depreciation and amortization                                                     475,719             --        767,121
  Other assets                                                                       16,425        (36,452)       (25,549)
  Due from Affiliates                                                               (26,400)            --         (1,050)
  Deferred revenue                                                                 (175,000)        75,035             --
  Accounts payable                                                                  438,782         19,912        553,163
  Accrued rebate payable                                                              1,204             --          5,267
  Interest payable on loans                                                           6,823             --          6,823
  Costs incurred with severance package                                             120,000             --        120,000
  Due to ICES Ventures                                                                2,926             --          2,926
  Other current liabilities                                                         (53,961)       (37,083)        19,749
                                                                                -----------    -----------    -----------
Net cash used in operating activities                                              (381,105)      (846,726)    (1,708,178)
                                                                                -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                (13,924)      (153,230)      (918,000)
  Software development costs                                                             --       (440,584)      (554,545)
  Loan to stockholder                                                                12,201        (23,861)            --
  Purchase of software license                                                           --       (270,276)      (270,276)
  Payment of security deposits                                                           --       (179,331)      (187,196)
                                                                                -----------    -----------    -----------
Net cash used in investing activities                                                (1,723)    (1,067,282)    (1,930,017)

Cash flows from financing activities:
Proceeds from issuance of common stock                                              248,500      2,083,291      2,847,928
Proceeds from revolving credit line - ICES                                          142,274             --        142,274
Payment on loan to International Computing                                           (5,034)            --        194,966
Proceeds from Notes Payable stockholders                                            140,000             --        140,000
Deferred registration costs                                                              --       (175,740)            --
Payments of capital lease obligations                                              (180,217)        (6,808)       316,849
                                                                                -----------    -----------    -----------
Net cash provided by financing activities                                           345,523      1,900,743      3,642,017
                                                                                -----------    -----------    -----------

Net increase (decrease) in cash                                                     (37,305)       (13,265)         3,822

Cash, beginning of period                                                            41,127        178,068             --
                                                                                -----------    -----------    -----------

Cash, end of period                                                             $     3,822    $   164,803    $     3,822
                                                                                ===========    ===========    ===========

               Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
 Interest                                                                       $    45,004    $     2,026    $    66,956
                                                                                ===========    ===========    ===========

         Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital lease obligation incurred for the acquisition of equipment              $        --    $        --    $   627,392
                                                                                ===========    ===========    ===========
Issuance of Class A Common Stock for services                                   $        --    $        --    $    21,400
                                                                                ===========    ===========    ===========
Issuance of Class C Common Stock for various costs                              $   347,247    $        --    $   347,247
                                                                                ===========    ===========    ===========
Contribution to capital from liabilities forgiven                               $   415,000    $        --    $   415,000
                                                                                ===========    ===========    ===========
Issuance of warrants for acquisition of software development costs              $        --    $        --    $    38,000
                                                                                ===========    ===========    ===========
Issuance of warrants for portion of computer equipment lease                    $        --    $        --    $    54,748
                                                                                ===========    ===========    ===========

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
     for the three months and nine months ended September 30, 2000 and 1999 and for the Period from Inception (January 14, 1998) to September 30, 2000
                                   (Unaudited)

                                                                                                                      For the Period
                                                                                                                      from Inception
                                                                                                                       (January 14,
                                                                                                                          1998) to
                                                         Three Months Ended                Nine Months Ended           September 30,
                                                            September 30,                    September 30,                 2000
                                                  ------------------------------    ------------------------------    --------------
                                                        2000             1999            2000             1999
                                                  -------------    -------------    -------------    -------------
Revenue                                           $      26,400    $          --    $      26,400    $          --    $      26,400

General and administrative expenses                     172,334          201,760          645,608          295,915        1,290,694
                                                  -------------    -------------    -------------    -------------    -------------

Operating loss                                         (145,934)        (201,760)        (619,208)        (295,915)      (1,264,294)

Other income (expense):
 Other                                                       --               --          175,000               --          175,000
Interest income (expense), net                          (16,423)           2,612          (45,175)           7,635          (69,932)
                                                  -------------    -------------    -------------    -------------    -------------
Other income (expense), net                             (16,423)           2,612          129,825            7,635          105,068
                                                  -------------    -------------    -------------    -------------    -------------

Loss from continuing operations                        (162,357)        (199,148)        (489,383)        (288,280)      (1,159,226)

Income (loss) from discontinued operations (net
 of income taxes)                                        21,950         (499,943)        (756,515)        (734,242)      (1,971,019)
                                                  -------------    -------------    -------------    -------------    -------------
Net loss                                          $    (140,407)   $    (699,091)   $  (1,245,898)   $  (1,022,522)   $  (3,130,245)
                                                  =============    =============    =============    =============    =============

Per share:
Loss from continuing operations                              --            (0.01)              --            (0.01)
Loss from discontinued operations                            --            (0.01)           (0.01)           (0.02)
                                                  -------------    -------------    -------------    -------------
 Net loss per common share, basic and diluted     $          --    $       (0.02)   $       (0.01)   $       (0.03)
                                                  =============    =============    =============    =============

Weighted average of common shares outstanding -
basic and diluted                                   223,827,132       40,753,957      132,208,432       37,095,591
                                                  =============    =============    =============    =============

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

YouNetwork Corporation, a Delaware corporation (the "Company"), a development stage company incorporated on January 14, 1998 under the name YouNetwork Corp., a New York corporation and, pursuant to a merger effective February 3, 1999, the stockholders of YouNetwork Corp. exchanged all of their common stock for shares of Class C Common Stock, $.0001 par value per share ("Class C Shares") of the Company.

The Company had developed an online consumer network comprised of consumers who were internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Common Stock, $.0001 par value per share ("Class B Shares") in the Company at $1.00 per share. At September 30, 2000, $5,267 of such rebates have not been refunded or converted to Class B Shares.

During 1999, the Company filed a registration statement under the Securities Act of 1933, as amended, to register 1,000,000 shares each of its Class A Common Stock, $.0001 par value per share ("Class A Shares") and Class B Shares (the "Registration Statement"). Of the total number of the Class A Shares registered, 250,000 shares were reserved for issuance at no cost to each consumer who registered to become a member of the Company's consumer network. The remaining 750,000 shares of the Class A Shares were reserved for distribution to existing members based upon referring new members to the consumer network. The Registration Statement became effective in July 1999.

Upon the issuance of the Class A Shares, the Company recorded a charge to operations for promotions costs for the value of the shares issued based on the current fair market value of the Company's securities. Upon the issuance of Class B Shares, the Company recorded a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to cost of goods sold were recorded when members make purchases on the consumer network. To date, the Company has issued 8,980 Class A Shares and 1,988 Class B Shares.

Pursuant to the Restructure and Recapitalization Agreement dated April 20, 2000 between the Company and the certain stockholders listed therein, $415,000 of outstanding loans due to such stockholders of the Company were reclassified as a contribution to capital of the Company.

On May 19, 2000, the Company and Compuces, Inc., a Delaware corporation ("Compuces"), entered into a Stock Purchase Agreement (the "Stock Purchase

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


Agreement") pursuant to which the Company agreed to sell to Compuces, after giving effect to such sale, 80% of the Company's outstanding Class C Shares on a fully diluted basis. Accordingly, Compuces is now the beneficial holder of approximately 80.3% of the Class C Shares and approximately 80.3% of the Company's outstanding voting securities (which include the Class A Shares and the Class B Shares), which effected a "change in control" of the Company.

Compuces is a wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation ("ICES"). ICES is a privately held company which develops, invests in and operates Internet technology related companies.

The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. As of September 30, 2000, Compuces has advanced the Company approximately $262,247 for the repayment of such debts.

In June 2000, the Company terminated its Web site and related online business operations and, as a result, suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activity associated with the online business has been classified as discontinued operations.

Commencing in July 2000, the Company has been deriving revenue from licensing the use of the Company's system components and from providing hosting management services to related parties. In addition, the Company intends to derive revenue from third party users. This strategic shift to a managed infrastructure company seeks to utilize the existing investment in the Company's hardware, proprietary and leased licensed software and to provide eCommerce services designed to enable clients to extend their business to the Internet.

The accompanying unaudited financial statements are for interim periods and have been prepared in accordance with generally accepted accounting principles but do not include all disclosures provided in the annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 ("Form 10-KSB") as filed with the Securities and Exchange Commission.

 The December 31, 1999 balance sheet was derived from these audited financial statements, but does not include all disclosures required by generally accepted

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999.

The statements of operations and cash flows for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles and as such, include estimates and assumptions of management that affect the amounts reported in the financials statements. Actual results could differ from these estimates.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided for to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance was established to offset the Company's net deferred tax assets as of September 30, 2000 and December 31, 1999 because management does not currently believe that the future realization of such deferred tax assets is more likely than not.

LOSS PER SHARE

The computation of loss per share of common stock in the accompanying Statements of Operations is computed by dividing the net loss by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding common stock options and warrants using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Statements of Operations. Options and warrants to purchase 520,500 and 244,000 shares of common stock, respectively, have been excluded from the computation of diluted loss per share for the three months and nine months ended September 30, 2000 and 1999, respectively, as their effect would be antidilutive for the respective periods.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


Note 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the Company's audited financial statements for the year ended December 31, 1999, the Company has incurred significant net losses. This factor, in addition to a working capital deficiency and minimal revenues, raises substantial doubt as to the Company's ability to obtain long-term debt or equity financing and achieve profitability to generate positive cash flows from operations. These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence. Since May 2000, ICES has advanced funds under a revolving promissory note ("Revolving Promissory Note") to the Company to satisfy its working capital requirements. Under the terms of the Revolving Promissory Note, the Company may borrow from ICES amounts not to exceed $750,000, with interest at 10% on principal advances only, and due in total as to principal and interest on or before January 31, 2002 without any prepayment penalty. As of September 30, 2000, these advances totaled $142,274. Accrued interest under this note totaled $2,436 at September 30, 2000.


Note 3 - DEFERRED REVENUE AND NOTES PAYABLE

The Company entered into an agreement in March 1998 with a company that provides long-distance telephone service. During 1998, the Company received from this company advances totaling $175,000. In March 2000, the Company was released from all obligations pursuant to this agreement and was not required to perform its obligations under the agreement or to repay the advance. Accordingly, the Company recorded $175,000 as other income in the quarter ended March 31, 2000.

Under the terms of an employment contract, George Santacroce, a former chief executive officer and director of the Company, was entitled to a severance payment in the amount of $120,000. He was issued an aggregate of 2,000,000 Class C Shares in lieu of $60,000 and a non-interest bearing promissory note payable in the principal amount of $60,000. The Company has agreed to pay the aggregate principal amount under the note in twelve equal and consecutive monthly installments of $5,000 commencing January 1, 2001.

The Company has borrowed money from ICES to fund working capital requirements pursuant to the Revolving Promissory Note. The amount payable under the Revolving Promissory Note as of September 30, 2000 is $142,274. Accrued interest under this Note totaled $2,436 at September 30, 2000.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Note 3 - DEFERRED REVENUE AND NOTES PAYABLE (Continued)

The Company has a non-interest bearing promissory note to Don Senerath, the Company's chairperson, chief executive officer and a director of the Company, in the amount of $40,000. This amount is payable upon demand by Don Senerath to the extent that the Company has funds available for such purpose.

The Company owes International Computing, LLC ("IC"), a New York limited liability company, $194,966 for software development costs. Pursuant to the Stock Purchase Agreement, the amount due to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at a rate of 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which have occurred. Accrued interest payable to IC for this debt totaled $4,387 at September 30, 2000.

Until July 21, 2000, IC was 100% owned by Steadfast Ventures, LLC ("Steadfast"), a Delaware limited liability company, of which Don Senerath, the Company's chairperson and chief executive officer, is a member. Pursuant to a Unit Purchase Agreement dated July 21, 2000, ICES acquired 70% of the membership units in IC from Steadfast.


Note 4 - AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

Amortization of $46,212 and $138,636 for the three months and nine months ended September 30, 2000, respectively, is included in general and administrative expense. Amortization did not commence until October 1, 1999 and, therefore, the three months and nine months ended September 30, 1999 do not include any amortization expense.


Note 5 - DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed by the straight-line method over the assets' estimated useful lives ranging from three to five years. Leasehold improvements are amortized by the straight-line method over the lesser of the term of the related lease or the useful life.

Depreciation and amortization for property, equipment and leasehold improvements of $78,435 and $232,013 for the three months and nine months ended September 30, 2000,

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Note 5 - DEPRECIATION AND AMORTIZATION (Continued)

and $27,867 and $41,769 for the three months and nine months ended September 30, 1999, respectively, is included in general and administrative expense.

The capitalized software license fees and technical support costs (collectively referred to as the "Capitalized License") are being amortized on a straight-line basis over 24 months and 12 months, respectively, commencing July 1, 1999.

Capitalized License amortization of $22,636 and $105,070 for the three months and nine months ended September 30, 2000, and $112,615 and $112,615 for the three months and nine months ended September 30, 1999, respectively, is included in general and administrative expense.


Note 6 - DISCONTINUED OPERATIONS

In June 2000, the Company suspended its Web site and related online business operations and, as a result, suspended the issuance of any additional Class A Shares or Class B Shares.

Subsequently, the Company has decided to terminate this business and redeploy its infrastructure to provide eCommerce hosting management services. Accordingly, the operations and financial activity directly associated with the online business has been classified as discontinued operations.

The historical investment in the hardware, proprietary and leased licensed software and technology development consulting has, at nominal cost, been modified to be fully functional and scaleable as an eCommerce hosting platform. As a result, these investments and associated costs have not been classified as discontinued operations and an impairment loss has not been recognized.


Note 7 - RELATED PARTY TRANSACTIONS

The Company has provided hosting management services to various subsidiaries of ICES during the three months ended September 30, 2000 totaling $26,400.

The Company has borrowed $107,224 from ICES and has accrued interest in the amount of $2,436 under the Revolving Promissory Note during the three months ended September 30, 2000. At September 30, 2000, the Company owes ICES $142,274 and accrued interest of $2,436 under this note.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Note 7 - RELATED PARTY TRANSACTIONS (Continued)

The Company is indebted to IC $194,966 and associated accrued interest of $4,387 at September 30, 2000 under the terms of the Stock Purchase Agreement. During the three months ended September 30, 2000, the Company has accrued $2,745 of interest related to the debt.

The Company leases shared facilities on a month to month basis from ICES for its computer room and is charged its prorata share of such occupancy expenses based upon the actual cost incurred by ICES. The expenses totaled $2,926 during the three months ended September 30, 2000. The Company owes ICES a total of $2,926 at September 30, 2000 for these expenses.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The matters discussed in this section contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "excepts", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report and the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on the Company's results of operations are:

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

o     Development risks; risks relating to the availability of financing, and

o     Other factors referenced in this Report and the Form 10-KSB.

Because the risk factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

The Company, a Delaware Corporation, was incorporated on January 14, 1998 under the name YouNetwork Corp., a New York corporation and, pursuant to a merger effective February 3, 1999, the stockholders of YouNetwork Corp. exchanged all of their common stock for shares of the Class C Shares of the Company.

The Company had developed an online consumer network comprised of consumers who were Internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Shares in the Company at $1.00 per share. At September 30, 2000, $5,267 of such rebates have not been refunded or converted to Class B Shares.

During 1999, the Company filed the Registration Statement which became effective in July 1999. Of the total number of the Class A Shares registered, 250,000 shares were reserved for issuance at no cost to each consumer who registered to become a member of the Company's consumer network. The remaining 750,000 shares of the Class A Shares were reserved for distribution to existing members based upon referring new members to the consumer network.

Upon the issuance of the Class A Shares, the Company recorded a charge to operations for promotions costs for the value of the shares issued based on the current fair market value of the Company's securities. Upon the issuance of Class B Shares, the Company recorded a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to cost of goods sold were recorded when members make purchases on the consumer network. To date, the Company has issued 8,980 Class A Shares and 1,988 Class B Shares.

On May 19, 2000, pursuant to the Stock Purchase Agreement, the Company agreed to sell to Compuces, after giving effect to such sale, 80% of the Company's outstanding Class C Shares on a fully diluted basis. Accordingly, Compuces is now the beneficial holder of approximately 80.3% of the Class C Shares and approximately 80.3% of the Company's outstanding voting securities (which include the Class A Shares and the Class B Shares), which effected a "change in control" of the Company. The Stock Purchase Agreement also provides for, among other things, that the Company will not dilute the other Class C stockholders' equity interest in the Company unless and until the Company raises at least $300,000 in capital in a private or public financing based upon a $5,000,000 post-money valuation.

Compuces is a wholly-owned subsidiary of ICES, a privately held company which develops, invests in and operates Internet technology related companies.

The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. As of September 30, 2000, Compuces has advanced the Company approximately $262,247 for the repayment of such debts.

In June 2000, the Company terminated its Web site and related online business operations and, as a result, suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activity associated with the online business has been classified as discontinued operations.

Under the Stock Purchase Agreement, one member of the Company's management has agreed to perform services without further compensation until such time as cash flow from operations permits or the Company is able to obtain additional financing.

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

Since May 2000, ICES has advanced funds under the Revolving Promissory Note to the Company to satisfy its working capital requirements. As of September 30, 2000, these advances totaled $142,274.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the Company's audited financial statements for the year ended December 31, 1999, the Company has incurred significant net losses. The Company has incurred losses of $140,408 and $1,245,898 for the three months and nine months ended September 30, 2000 and $699,091 and $1,022,522 for the three months and nine months ended September 30, 1999, respectively. The Company expects to continue to incur operating losses over at least the next six months and no assurances can be given that the Company will be able to continue as a going concern. This factor, in addition to working capital deficiency and minimal revenues, raises substantial doubt as to the Company's ability to obtain long-term debt or equity financing and achieve profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to generate positive cash flows from operations. These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

Commencing in July 2000, the Company has been deriving revenue from licensing the use of the Company's system components and from providing hosting management services to related parties. The Company also intends to derive revenue from third party users. This strategic shift to a managed infrastructure company seeks to utilize the existing investment in the Company's hardware, proprietary and leased licensed software and to provide eCommerce services designed to enable clients to extend their business to the Internet. Management believes that the existing infrastructure can be leveraged, in conjunction with certain strategic partners, to provide Web development, hosting and support services between eCommerce business enterprises and between business enterprises and consumers. Under this new business plan and until significant revenues can be generated, the Company intends to keep its operating overhead at minimal levels.

The Company believes that its current Revolving Promissory Note coupled with revenues from its licensing and hosting management services will be sufficient for this first phase of its business development.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

Since inception, the Company has been in the early stages of development and has generated nominal revenues to date.

Total revenues were $26,400 and the Company incurred operating expenses in the amount of $172,334 during the three months ended September 30, 2000 as compared with $201,760 for the three months ended September 30, 1999. This decrease of $29,426 consists of a reduction in general and administrative expenses of $36,227 primarily as a result of overall lower levels of spending as the Company commences operations pursuant to its new business plan, and a reduction in other depreciation and amortization of $39,411 offset by amortization of software development costs of $46,212 as amortization of software development costs did not commence until October 1, 1999.

All revenues and operating expenses relating to the former online business have been classified as discontinued operations for all periods prior to July 1, 2000. During the three months ended September 30, 2000, $21,950 of income has been recorded relating to the former online business as a result of the write-off of net excess accruals and have been classified as discontinued operations.

Other expenses increased during the three months ended September 30, 2000 by $19,035 versus the three months ended September 30, 1999 primarily due to higher interest expense on capital lease obligations of $5,763, interest on intercompany indebtedness of $5,181, amortization of capitalized interest on warrants issued in 1999 of $5,475 and a reduction in interest income of $2,616.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

Since inception, the Company has been in the early stages of development and has had nominal revenues to date.

Total revenues were $26,400 and the Company incurred operating expenses in the amount of $645,608 during the nine months ended September 30, 2000 as compared with $295,915 for the nine months ended September 30. This increase of $349,693 is primarily reflects the results of a full nine months of operations in calendar 2000 and principally is comprised of an increase in other depreciation and amortization of $182,699 and amortization of software development costs of $138,636 as amortization of software development costs did not commence until October 1, 1999,and an increase in general and administrative expenses of $28,358 primarily as a result of overall higher levels of spending in the first half of 2000.

All revenues and operating expenses relating to the former online business have been classified as discontinued operations for all periods prior to July 1, 2000. During the nine months ended September 30, 2000, $21,950 of income has been recorded relating to the former online business as a result of the write-off of net excess accruals during the 3rd quarter of 2000 and have been classified as discontinued operations.

Other income increased during the nine months ended September 30, 2000, by $122,190 as compared with the nine months primarily due to a contract settlement in March 2000 of $175,000 offset by an increase in interest expense on capital lease obligations of $16,859, an increase in interest expense of $26,542 and a decrease in interest income of $9,410.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a working capital deficit of $535,086.

During the quarter ended September 30, 2000, the Company's cash flow requirements were provided solely by related party loans. In order to continue to finance operations, the Company needs to borrow against the Revolving Promissory Note provided by ICES. The amount of these borrowings were $107,224 during the quarter ended September 30, 2000 and the total amount outstanding at September 30, 2000 was $142,274. Accrued interest under this note totaled $2,436 as of September 30, 2000.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met should they exceed the funds available under the Revolving Promissory Note.

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

The Company has incurred losses, some of which may be available to offset future taxable income. Due to uncertainties regarding the recovery of such asset through future operations, management has recorded a valuation allowance to reduce all its deferred tax asset to zero. Accordingly, there is no benefit for income taxes in the accompanying financial statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      An action was brought by EIN Corporation against the Company and Compuces, Inc. in Civil Court of City of New York, New York County on September 18, 2000, alleging breach of agreement and seeking to recover $27,514.42 for services allegedly rendered by the plaintiff. An answer was filed denying the allegations and the Company intends to defend the action vigorously.

Item 2. Changes in Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Although it was previously reported in the Registrant's Current Report on Form 8-K dated October 5, 2000 that the Registrant's board of directors had selected Deloitte & Touche LLP as the Registrant's principal accountant, on October 31, 2000 the Registrant's board of directors has, by unanimous vote, engaged J.H. Cohn LLP as the Registrant's principal accountant.


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      None.

(b) Current Reports on Form 8-K.

      On October 5, 2000 the  Registrant  filed a Current  Report on Form 8-K to
      report,   under  Item  4,  the  change  in  the  Registrant's   certifying
      accountants, which event occurred on October 4, 2000.

                                   SIGNATURES

      In accordance with the requirement of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YOUNETWORK CORPORATION

Dated: November 7, 2000
                                           By: /s/ Don Senerath
                                              -----------------
                                            Don Senerath
                                            Chairman & Chief Executive Officer

                                           By: /s/ Joseph C. Sienkiewicz
                                               -------------------------
                                            Joseph C. Sienkiewicz
                                            Chief Financial Officer