Form 10KSB
period 2000-12-31
YOUNETWORK CORP
filed 2001-04-06
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                  18 West 18th Street, New York, New York 10011
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

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

      Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act: None

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB. [x]

The Issuer's revenues for its most recent fiscal year were $ 66,450.

The number of shares outstanding of each of our classes of common stock as of March 29, 2001 was 8,980 shares of Class A common stock, 1,988 shares of Class B common stock and 223,827,132 shares of Class C common stock. The registrant's common stock is not currently listed or admitted for trading on any exchange or over-the-counter market.

                             YOUNETWORK CORPORATION
                                TABLE OF CONTENTS

                                                                           Page
                          Item Number and Caption                         Number

PART I....................................................................   -4-
          Item 1.    Description of Business..............................   -4-
          Item 2.    Description of Property..............................   -7-
          Item 3.    Legal Proceedings....................................   -7-
          Item 4.    Submission of Matters to a Vote of Security Holders..   -8-

PART II...................................................................   -8-
          Item 5.    Market for Common Equity and Related
                     Stockholders Matters.................................   -8-
          Item 6.    Management's Discussion and Analysis or Plan of
                     Operation............................................  -11-
          Item 7.    Financial Statements.................................  -17-
          Item 8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................  -17-

PART III..................................................................  -17-
          Item 9.    Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                     of the Exchange Act..................................  -17-
          Item 10.   Executive Compensation...............................  -19-
          Item 11.   Security Ownership of Certain Beneficial Owners
                     and Management.......................................  -20-
          Item 12.   Certain Relationships and Related Transactions.......  -21-
          Item 13.   Exhibits, List and Reports on Form 8-K...............  -23-

                                     PART I

Item 1. Description of Business.

OVERVIEW

History

The Company, a Delaware corporation, was incorporated on January 14, 1998 under the name Younetwork Corp., a New York corporation and, pursuant to a merger effective February 3, 1999, the stockholders of Younetwork Corp. exchanged all of their common stock for Class C Shares of the Company.

The Company had developed an online consumer network comprised of consumers who were Internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Shares in the Company at $1.00 per share.

In June 2000, the Company terminated its Web site and related online business operations and suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activity associated with the online business have been classified as discontinued operations.

At December 31, 2000, $5,267 of such rebates are outstanding. As a result of the termination of its Web Site and related online business, these rebates can only be exchanged for cash.

Commencing in July 2000, the Company has been deriving revenue from licensing the use of the Company's system components and from providing hosting management services to related parties. The Company also intends to derive revenue from third party users. This strategic shift to a managed infrastructure company seeks to utilize the existing investment in the Company's hardware, proprietary and leased licensed software and to provide eCommerce services designed to enable clients to extend their business to the Internet. Management believes that the existing infrastructure can be leveraged, in conjunction with certain strategic partners, to provide Web development, hosting and support services between eCommerce business enterprises and between business enterprises and consumers. While operating under this new business plan and until significant revenues can be generated, the Company intends to keep its operating overhead at minimal levels by outsourcing all its development, IT management and sales functions to qualified third parties, effectively making these expenses variable costs of the revenue model.

The Company plans to reposition itself as a managed custom applications platform provider with an emphasis on internet technologies and intends to differentiate itself from other Applications Service Providers ("ASPs") offerings by focusing on the custom applications hosting. By comparison, most ASPs currently offer network versions of enterprise applications from various major vendors for a monthly fee.

The Company has established two options for its application platform offerings, the first being comprised of high-availability premium software and hardware products and, the second, consisting of a low-cost offering of open source software components. The Company's core applications architecture will operate on both platforms providing the benefits of a unified development effort across both offerings. This will be a scalable solution that permits our clients to upgrade and downgrade services based on business needs.

The Company currently operates a New York City facility that provides custom developed backend systems hosting and management, based on the Sun Microsystems and CISCO hardware and Oracle Software platforms. We provide development and maintenance services through a strategic relationship with International
Computing, LLC ("IC"), a company which is majority-owned by International Commerce Exchange Systems, Inc. ("ICES") and an entity partially owned by Don Senerath, a director of the Company, its Chief Executive Officer and Co-Chairman.

Technology and Infrastructure

The Company's systems are designed for portability, efficiency and growth. Using state of the art technology from Windows NT and Unix, the Company has created a custom and scalable solution that is based on high bandwidth access, latest server technology and redundant storage systems. An emphasis on portability has been placed on the application modules in order to support the migration of systems as they encounter the added demand of a fast growing client base. The Company's access to the internet is reinforced with multiple support providers and daily and weekly backups to minimize data loss as a result of system failure. A high degree of automation is employed to assure quality of service as well as cost-efficient operation of our system. The Company continues to monitor and upgrade components of its infrastructure with the goal of providing highly productive and market competitive user environments.

Competition

The market for hosting and management services is rapidly evolving, and competition for clients is intense and expected to increase significantly in the future. There are insignificant and relatively inconsequential barriers to entry. Management believes that the principal competitive factors for companies seeking to create such a business are functionality, reliability, cost, flexibility and integrity. The Company's primary competitors include such companies as FutureLink and Breakaway Solutions. These competitors are targeting the same small to medium-sized enterprises, which is part of the Company's growth strategy. Nearly all of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources than the Company.

Moreover,  those  competitors  are able to undertake  more  extensive  marketing campaigns  for their  brands and  services  and make more  attractive  offers to potential employees, vendor affiliates, commerce companies and third-party service providers. However, the Company, as a boutique information technology service provider, which offers a comprehensive suite of services, can effectively direct the Company's products to rapidly growing enterprises. These enterprises need to get to market quickly and often do not employ the requisite technical staff and resources to achieve this growth strategy. By meeting their increasingly growing demand for hosting, support services and systems integration as a low-cost single service provider, management believes that the Company is properly positioned to capitalize on this market demand.

It is probable that new competitors or alliances among our competitors will emerge in the future and may gain market share. Such competitors could materially impact our ability to obtain contracts. Additionally, such competitive pressure could require the Company to reduce the price of its services and therefore have an adverse effect on its business, financial condition and results from operations.

Intellectual property and proprietary rights

The Company has no patents and does not anticipate that patents will become a significant part of its intellectual property in the foreseeable future. Management regards its technology as proprietary and will attempt to protect it by relying on trademark, servicemark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company will enter into confidentiality agreements with its consultants and employees and will attempt to limit access by vendors of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or develop similar technology independently. Policing unauthorized use of the Company's proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in internet-related businesses are uncertain and still evolving, and no assurances can be given as to the future viability or value of any of the Company's proprietary rights.

Employees

The Company has no employees, however, one member of the Company's management has agreed to perform services without compensation until such time as cash flow from operations permits or until the Company is able to obtain additional financing. To date, these services have been minimal and have primarily consisted of the execution of various maintenance routines as needed. As a result, the Company has not recognized any compensation expense for these nominal services.

Government Regulation

We are not currently subject to direct regulation by any government agency other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to eCommerce on the Internet. Due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state and local governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Description of Property.

Our headquarters are currently located in a leased facility in the Borough of Manhattan, New York, consisting of approximately 6,000 square feet of office space under a lease that expires June 30, 2002. The current annual rent is $132,000. The Company has subleased this entire space to ICES, other than a minimal amount of space required to house the Company's computer facilities room, and has entered into a month to month shared lease arrangement with ICES based upon actual costs incurred for the computer facilities room space.

The Company had also rented a leased facility in the Borough of Manhattan, New York consisting of approximately 1,000 square feet of office space, which was under a lease that expires April 3, 2003. The Company has cancelled this lease effective February 1, 2001 pursuant to a negotiated settlement with the lessor for $9,000. The settlement calls for forfeiture of the $5,500 security deposit and cash payments totaling $3,500. This total liability of $9,000 has been accrued for at December 31, 2000.

Item 3. Legal Proceedings.

On or about March 30, 2001, the Company received a complaint from Globix Corporation claiming that $14,622 is allegedly due pursuant to a contract for computer services. The Company denies the claim and intends to answer the complaint.

A final judgment of possession with a warrant was issued to Waltox Corp., N.V. on March 30, 2001 by the Civil Court of the City of New York, New York County for the Company's non-payment of rent for office space for the months of December 2000 through February 2001. The Company is in the process of negotiating a stipulation of settlement relating to the judgment. To date, that Company has paid the December 2000 rent and has made payments totaling $10,000 against the remaining unpaid amount.

An action was brought by EIN Corporation against the Company and Compuces, Inc. ("Compuces") in Civil Court of the City of New York, New York County on September 18, 2000, alleging breach of agreement and seeking to recover $27,514 for services allegedly rendered by the plaintiff. The Company has filed an answer denying the allegations and the action is currently in discovery.

Other than the above actions, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against the Company. Management knows of no legal proceedings, pending or threatened, or judgments entered against any of the directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information.

Our common stock is currently not traded on any forum, including the Over-the-Counter Bulletin Board or pink sheets. There has never been a public market for our stock. On July 13, 1999, our registration statement (File No. 333-71949) was declared effective and we commenced our offering in connection with 1,000,000 Class A shares for no cash consideration and 1,000,000 Class B shares offered to our members at the rate of one share for each $1.00 of a member's purchase dividend.

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

One Class A share was offered to each of the first 250,000 members at no cost. The remaining 750,000 Class A shares were reserved for distribution to existing members based upon referring new members to the consumer network.

Class B shares in our offering were offered to a member at a rate of one share for each $1.00 of a member's purchase dividend balance, which may only be paid with purchase dividends earned by members who purchased products on the consumer network of our former on-line business. A purchase dividend balance, or rebate, was created when a member was credited for a percentage of the value of products or services purchased on our former website.

A member could have chosen to have their purchase dividend balance paid to them in cash, purchase additional products or services or purchase Class B shares. If a member chose to purchase a Class B share with their purchase dividend balance, the purchase dividend balance was reduced $1.00 for each Class B share purchased. Subsequent to the termination of our on-line business, a member may only choose to have their previously earned purchase dividend balance paid to them in cash. Upon the issuance of the Class A shares, the Company recorded a charge to operations for promotions costs for the value of the shares issued based on the current fair market value of the Company's securities. Upon the issuance of Class B shares, the Company recorded a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to cost of goods sold were recorded when members made purchases on the consumer network. To date, the Company has issued 8,980 Class A shares and 1,988 Class B shares.

Holders

As of March 29, 2001, there were approximately 133 holders of our Class C common equity. All holders of shares of common equity are entitled to one vote for each share held on record on all matters submitted to a vote of the stockholders. We do not have cumulative voting rights in the election of directors; accordingly, holders of a majority of the shares voting are able to elect all of the directors. In the event of our liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription of conversion rights. There are no redemption or sinking fund provisions applicable to our common stock.

Stock Options.

The Company has a 1999 Stock Option Plan that provides for the granting of options to key employees, including officers, non-employee directors and consultants of Younetwork and its subsidiaries to purchase up to 4,000,000 shares of common stock which are intended to qualify either as incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet such requirements, non-statutory stock options. There are currently 518,000 outstanding options granted pursuant to said plan.

The 1999 plan is administered by the board of directors of the Company. Under the plan, the board of directors has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

On May 1, 2000 the Company granted 203,000 options at an option price of .10 to the then current employees. Theses options vested immediately upon issuance and expire on May 1, 2005.

Dividends.

Younetwork has not paid any dividends since its inception. The Company has no intention of paying any dividends on its common stock in the foreseeable future, as it intends to use any earnings to generate increased growth. The payment by the Company of dividends, if any, in the future rests within the discretion of its board of directors and, amongst other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors.

Recent Sales of Unregistered Securities.

The Company did not offer for sale or sell any securities during the last quarter of 2000.

The following gives effect to the 330,000 to 1 exchange of Class C shares of Common Stock effected February 3, 1999, pursuant to an agreement and plan of merger between Younetwork Corp., a New York corporation and Younetwork Corporation. The purpose of the merger was to take advantage of the laws of the State of Delaware.

In December 1998, Dalia Silverman and Kleopatra Georgiades purchased from us for an aggregate purchase price of $200,000: (i) an aggregate of 8,910,000 shares of common stock representing 27% of the issued and outstanding common stock, on a fully diluted basis; and (ii) options to purchase, in the aggregate, such number of shares of common stock, at nominal consideration, as shall equal, in the aggregate, when added to the Shares 27% of the issued and outstanding common stock of Younetwork on a fully diluted basis, immediately following the sale of additional common stock by Younetwork in consideration of the first $400,000 of common stock sale proceeds received by Younetwork following December 4, 1998. The proceeds from the sale of our shares to said individuals was used for software development in the approximate amount of $68,000, legal expenses in the amount of $10,000, and $122,000 to salaries, office expenses and general administrative costs. In March of 1999, the individuals exercised the purchase options and received 1,479,452 shares of Younetwork Class C Common Stock.

In March and April of 1999, we sold 6,680,000 shares of our class C Common Stock for $1,488,000. The purpose of the offering was to raise necessary additional capital to finance network expansion and equipment upgrades, and development costs in connection with our proprietary tracking software. The offering was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

In August of 1999, we sold 595,000 shares of our Class C Common Stock for $595,000. The purpose of the offering was to raise necessary additional capital to finance network expansion and equipment upgrades, development costs in connection with our proprietary tracking software and working capital. The offering was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

During the fourth quarter of 1999, we sold 76,500 shares of our Class C Common Stock for $76,500. The purpose of the offering was to raise necessary additional capital to finance network expansion and equipment upgrades, development costs in connection with our proprietary tracking software and working capital. The offering was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2000, we sold 246,700 shares of our Class C Common Stock for $246,700. The purpose of the offering was to raise necessary working capital. The offering was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On May 19, 2000, the Company entered into a Stock Purchase Agreement with Compuces. Under the terms of this agreement, the Company sold to Compuces in a private placement, shares of the Company's Class C common stock, par value $.0001 per share, constituting, after giving effect to such sale 80% of the Company's Class C common stock and approximately 80.3% of the Company's voting securities. The consideration for the issuance of the Class C shares of the Company was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts to the Company in an amount not to exceed $300,000. The Stock Purchase Agreement also provides for, among other things, that the Company will not dilute the other Class C stockholders' equity interest in the Company unless and until the Company raises at least $300,000 in capital in a private or public financing based upon a $5,000,000 post-money valuation.

The foregoing transactions were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof as constituting private transactions not involving a public offering. A restricted legend has been placed on all shares issued in these transactions and the registrant's transfer agent will be given the appropriate stop transfer instructions. The purchasers of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Registrant. The offers and sales should not be integrated with the public offering herein since such sales and those sales to be made to the public (a) are not part of a single plan of financing; (b) have not and will not be made at or about the same time; and (c) have not and will not be made for the same general purpose. Furthermore, said sales should not be integrated in reliance upon the safe harbor interpretation of Rule 152 under which it is the view of the staff of the Unites States Securities and Exchange Commission that the filing of a registration statement following an offering otherwise exempt under Section 4(2) does not vitiate the exemption under that Section.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report.

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

o Increased competition in the Internet; Internet capacity; general risks of the Internet.

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

o     Development risks; risks relating to the availability of financing, and

o     Other factors referenced in this Report.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the Company's audited financial statements for the years ended December 31, 2000 and 1999 and the period January 14, 1998 (inception) to December 31, 2000, the Company has incurred significant net losses. The Company has incurred losses of $1,478,999 and $1,721,523 for the years ended December 31, 2000 and December 31, 1999, respectively and $3,363,345 for the period January 14, 1998 (inception) to December 31, 2000. The Company expects to continue to incur operating losses over at least the next six months and no assurances can be given that the Company will be able to continue as a going concern. This factor, in addition to a working capital deficiency and minimal revenues, raises substantial doubt as to the Company's ability to continue as a going concern. These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the amount of borrowings from ICES under the Revolving Promissory Note coupled with revenues from its licensing and hosting management services will be sufficient for the execution of its new business plan.

Results of Operations
Twelve Months Ended December 31, 2000 as Compared with December 31, 1999.

Since inception, the Company has been in the early stages of development and has generated nominal revenues to date.

Total revenues for the twelve months ended December 31, 2000 were $66,450, generated entirely from providing hosting and management services to various subsidiaries of ICES, as compared with revenues of $0 for the year ended December 31, 1999. The increase in revenues has been primarily attributable to T3 Access and Hosting Services.

The Company incurred general and administrative expenses in the amount $853,104 during the twelve months ended December 31, 2000 as compared with $461,251 for the twelve months ended December 31, 1999. This increase of $391,853 primarily reflects the results of a full twelve months of operations in calendar 2000 and is principally comprised of an increase in depreciation and amortization expenses of $170,857 and amortization of software development costs of $138,636. The amortization of such costs did not commence until October 1, 1999, and the amortization of software licenses costs of $22,860 increased as these costs did not commence until May 1999. The remaining increase in general and administrative expenses of $59,500 is primarily a result of overall higher levels of spending in the first half of 2000. From inception to date general and administrative expenses totaled $1,416,328.

All revenues and operating expenses relating to the former online business have been classified as discontinued operations for all periods prior to July 1, 2000. During the twelve months ended December 31, 2000, $21,950 of income has been recorded relating to the former online business as a result of the write-off of net excess accruals during the third quarter of 2000 and have been classified as discontinued operations.

Interest expense (net) increased during the twelve months ended December 31, 2000 by $41,470, as compared with the previous twelve months due to an increase in interest expense of $30,235 combined with a decrease in interest income of $11,235. From inception to date, interest expense totaled $100,244 and interest income totaled $11,235.

Liquidity and Capital Resources

Since inception the Company has incurred net losses of $3,363,345 and had a working capital deficit of $566,366 as of December 31, 2000.

During the first half of calendar 2000, the Company's cash flow requirements were provided primarily by stockholder loans of $140,000 and sale of stock. See "Market for Common Equity and Related Stockholders Matters - Recent Sales of Unregistered Securities".

During the second half of calendar 2000, the Company's cash flow requirements were provided solely by related party loans. In order to continue to finance operations, the Company will continue to borrow against the Revolving Promissory Note from ICES. The total amount of principal borrowings permitted under said note is $750,000.

The amounts of these borrowings were $155,400 during the second half of calendar 2000 and the total amount outstanding at December 31, 2000 was $190,450. Accrued interest under this note totaled $6,595 as of December 31, 2000.

The consideration for the issuance of the Class C shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. As of December 31, 2000, Compuces has advanced the Company approximately $294,071. This amount has been treated as a capital investment and therefore bears no interest.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met should they exceed the funds available under the Revolving Promissory
Note issued by ICES.

The Company has historically financed its operations through working capital provided by operations, related party loans and advances and the private placement of equity securities. The Company's ability to continue its operations in any form is currently dependent on financing from external resources. There can be no assurance that additional capital will be available on terms favorable to the Company or at all, or that the Company will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. If additional funds are raised by the issuance of debt or other equity instruments, the Company may be subject to certain limitations in its operations, and the issuance of such securities may have rights senior to those of the then existing holders of common stock. In the event that the Company experiences the need for additional capital, and is not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue the operations of the Company indefinitely.

The Company has been investigating additional sources of revenue through strategic alliances and acquisitions of existing businesses. Should the opportunity arise where the Company's management believes that an acquisition candidate can be beneficial to future operations, the Company may seek to raise additional capital or to issue additional shares as necessary to complete such an acquisition. The Company may also consider filing a registration statement for its shares in order to better position the Company to finance future operations and acquisitions and to increase stockholder value and liquidity.

The Company has incurred losses, some of which may be available to offset future taxable income. Due to uncertainties regarding the recovery of such asset through future operations, management has recorded a valuation allowance to reduce its entire deferred tax asset to zero. Accordingly, there is no benefit for income taxes in the accompanying financial statements.

The Company owes IC $194,966 for software development costs. Pursuant to the Stock Purchase Agreement, the amount due to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which have occurred. Accrued interest payable to IC for this debt totaled $7,311 at December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," effective May 1999. SOP 98-5, issued by the Accounting Executive Committee of the American Institute of Certified Public Accountants, requires that the costs of all start-up activities, as defined in the SOP, be expensed as incurred. The adoption of the provisions of this SOP did not materially impact the results of operations or the financial position of the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133
establishes accounting and reporting standards for derivative instruments, including some derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not engage or plan to engage in derivative or hedging activities, there has been no impact to the Company's results of operations, financial position or cash flows upon the adoption of this standard.

In addition, in December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which is required to be implemented in the quarter ended March 31, 2000. The SEC Staff issued SAB No. 101B in June 2000 to defer the effective date of implementation of SAB No. 101 until the fourth quarter of 2000. The Company has adopted SAB No. 101 for its quarter ended March 31, 2000 with no material impact on its financial position or its results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:

o     the definition of employee for purposes of applying APB Opinion 25;

o the criteria for determining whether a plan qualifies as a noncompensatory plan;

o the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

o the accounting for an exchange of stock compensation awards in a business combination

The Company has adopted Interpretation No. 44 with no material effect on its financial position or its results of operation.

The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2000, 1999 and the period from January 14, 1998 (inception) to December 31, 2000 or that will have a significant affect at the time they become effective.

Item 7. Financial Statements.

      The financial statements listed in the accompanying Index, attached hereto at page 26 of this Form 10-KSB, are filed as part of this report.

Item 8. Changes  in  and  Disagreements  with  Accountants  on   Accounting  and
        Financial Disclosure.

      The Company has changed its certifying accountants from Mahoney Cohen & Company, CPA, P.C. to J.H. Cohn, LLP on October 4, 2000.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and positions of all directors and executive officers of Younetwork as of March 29, 2001 are listed below, followed by a brief account of their business experience during the past five years.


NAME                       AGE      POSITION

Don S. Senerath            31       Chief Executive Officer & Co-Chairperson
Henry Kauftheil            39       Co-Chairperson
Joseph C. Sienkiewicz      44       Chief Financial Officer & Director
Eric Ruder                 35       Vice President & Secretary
Benson Altman              41       Director
Martin Gelber              43       Director

Don S. Senerath has been Co-Chairman of the Board of Directors of the Company since May 19, 2000 and Chairman since inception in January 1998 until May 19, 2000. Mr. Senerath has also been the Company's Chief Executive Officer since October 4, 2000. Mr. Senerath has been responsible for the design and development of the Younetwork software architecture as well as its deployment platform. Mr. Senerath is also a Chairman of IC, an IT development and management services company he founded in 1997. During his tenure at IC, he managed the development of large-scale back-end electronic commerce systems for major corporations including AIG and Reader's Digest, Inc. From 1994 through 1997, Mr. Senerath was the Chief Engineer at Integrated Media, Inc. where he developed Internet transaction and multi-media systems for GE Capital, Miramax Films, NTT America and Glaxo Welcome as well as interactive television products for Verizon (formerly Nynex and Bell Atlantic). In 1994, Mr. Senerath received a Bachelor of Science degree in Electrical Engineering and Computer Science from Cornell University, where his academic research concentrated on the compression and delivery of media with applications in marketing and distribution.

Henry Kauftheil has been Co-Chairman of the Board of Directors of the Company and a director since May 19, 2000, and was Interim Chief Executive Officer from such date until October 4, 2000. Mr. Kauftheil has held the position of Chairman and Chief Executive Officer of ICES, an Internet technology holding company based in New York City, New York since December 30, 1996. Mr. Kauftheil has over two decades of advertising and marketing experience including designing, printing and mailing catalogs for companies such as AT&T, Bulova Watches, and ABC Carpet. ICES is currently host to over 25 enterprises in various industries including web design, software and consulting, print and design, medical products distribution and directed marketing. Mr. Kauftheil has been featured in various prestigious publications including Forbes, Business Week On-Line and The New York Times for his accomplishments.

Joseph C. Sienkiewicz has been Chief Financial Officer and a director of the Company since May 19, 2000 and Chief Financial Officer of ICES since November 15, 1999. Mr. Sienkiewicz has extensive experience with the Securities and Exchange Commission, mergers and acquisitions, international finance and operations and financial systems implementation. Immediately prior to joining ICES, Mr. Sienkiewicz served as Chief Financial Officer of Atwood Richards, Inc from February 1996 to September 1999, a $500 million international multilateral trading organization with offices in 29 countries. From 1995 to 1996 Mr. Sienkiewicz served as Chief Financial Officer at Ogden Corporation's Aviation Services Group; restructuring the group through acquisitions, joint ventures and closing of operations worldwide. Mr. Sienkiewicz was employed by Revlon, Inc from 1992 through 1995 and held the position of Chief Financial Officer and General Manager of their Retail Group in 1995. He has also served in management accounting positions at KPMG, The Great A&P Tea Company and Corning, Inc. He is a Certified Public Accountant in New York and New Jersey, a member of the AICPA and holds a MS in Federal Taxation from Pace University and a BS in Accounting from Seton Hall University. Mr. Sienkiewicz also serves on the board of directors of various non-profit organizations.

Eric Ruder has been Vice President, Secretary and a director of the Company since May 19, 2000 and has served as Associate General Counsel for ICES since February 28, 2000. Prior to joining ICES, Mr. Ruder has been engaged in the private practice of corporate, commercial and securities law in New York for approximately seven years with the law firms of Shulte, Roth & Zabel LLP, Akabas & Cohen, and Graham & James LLP.

Mr. Ruder received his JD in 1993 from the Fordham University School of Law where he served as an Assistant Editor of the Fordham Law Review and received the American Jurisprudence Award in Constitutional Law. Mr. Ruder graduated from the University of California at Berkeley with high honors in 1987.

Benson Altman has been a director of the Company since May 19, 2000. Mr. Altman was recently appointed President of ValueVenture.com LLC, a subsidiary of ICES, in January 2001. Mr. Altman has previously served as a business consultant in charge of real estate acquisitions for Universal Equities, Inc., a New York based investment firm from 1994 to 1999. Prior to his involvement with Universal Equities, Mr. Altman independently managed or consulted for several companies, most recently for Phoenix Shipping Supplies, Inc. located in Montreal, Canada.

Martin Gelber has served as a director since May 19, 2000. He also has been Vice President of ICES since June 1999. Mr. Gelber had been engaged in the private practice of corporate, commercial and securities law in New York for close to twenty years with the law firms of Stroock & Stroock & Lavan; Feit & Ahrens; Klein & Solomon LLP, prior to joining ICES in April, 1999. Mr. Gelber graduated from Yeshiva College, summa cum laude, in 1977, and received his J.D. in 1981 from NYU School of Law, where he graduated cum laude Order of the Coif, and received the prestigious American Jurisprudence Award in Contract Law.

The Company's directors receive no cash compensation for their services as board members and are not reimbursed for expenses incurred in connection with attending board meetings. All directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Executive officers are elected by and serve at the direction of the board of directors. There are no family relationships among any of our directors or executive officers.

Compliance with Section 16(a) of the Exchange Act.

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended; therefore, the Company's officers, directors and affiliates are not subject to the reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation to the Company's Chief Executive Officer. No executive officer of the Company received an aggregate salary, bonus and other compensation which exceeded $100,000 during each of the fiscal years ended December 31, 2000, 1999 and 1998.


                                          Annual Compensation                       Long-Term Compensation
                                                                         Restricted   Securities
  Name and Principal                 Other               Other Annual      Stock      Underlting     LTIP       All Other
       Position           Year    Salary (1)    Bonus    Compensation      Awards    Options/SARs   Payouts   Compensation
       --------           ----    ----------    -----     ------------     ------    ------------   -------   ------------
Don Senerath, CEO (2)     2000       -0-         -0-          -0-            -0-          -0-         -0-         -0-

George Santacroce (3)     2000     $40,000       -0-          -0-         2,000,000       -0-         -0-         -0-
                          1999     $20,000       -0-          -0-           100,000       -0-         -0-         -0-

(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total salary and bonus.

(2) Mr. Senerath became the Chief Executive Officer on October 4, 2000. Mr. Senerath has agreed to perform services without compensation until such time as cash flow from operations permits or the Company is able to obtain additional financing.

(3) Mr. Santacroce joined Younetwork in November of 1999 and terminated his employment on May 1, 2000. Pursuant to this termination of employment, Mr. Santacroce was issued 2,000,000 shares in lieu of all other options or agreements.

None of the Company's current executive officers served as such during fiscal years 1999 or 1998, all such officers other than Mr. Senerath being appointed as of May 2000.

Neither the Chief Executive Officer nor any other executive officer has received any restricted stock awards, options or stock appreciation rights in 2000.

Currently the Company does not have any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Set forth below is a table showing, as of March 29, 2001, the number of shares of common stock owned beneficially by (i) each person owning more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors as a group. The percentage provided in the percent of class column is based on 224,579,132 shares of common stock issued and outstanding as of March 29, 2001, including 518,000 vested stock options to purchase common stock. The address of each beneficial owner is c/o Younetwork Corporation, 18 West 18th, Street, New York, New York 10011.

                                                  Amount and Nature
       Name and Address of                          of Beneficial        Percent
      Beneficial Owner (1)     Title of Class       Ownership (2)       of Class
      --------------------     --------------       -------------       --------
Don S. Senerath                Class C Common         12,045,000          5.4%
Compuces, Inc                  Class C Common        179,682,080         80.0%
Henry Kauftheil (3)            Class C Common           -0-               -0-
Joseph C. Sienkiewicz (3)      Class C Common           -0-               -0-
Eric Ruder (3)                 Class C Common           -0-               -0-
Benson Altman                  Class C Common           -0-               -0-
Martin Gelber (3)              Class C Common           -0-               -0-

All Officers and Directors
as a Group (3)                 Class C Common        190,751,528         85.4%


(1) Except as otherwise stated, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock which is issuable upon the exercise of warrant or stock option which is presently exercisable or which becomes exercisable within 60 days of March 29, 2001, are deemed outstanding. Percentage of beneficial ownership is based upon 224,579,132 shares of Class C common stock outstanding as of March 29, 2001. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(3) Mr. Kauftheil is the Chairman of Compuces and ICES. Mr. Sienkiewicz is the Chief Financial Officer of Compuces and ICES. Mr. Ruder is Vice President of Compuces. Mr. Gelber is Vice President and General Counsel of ICES. Except for Mr. Kauftheil, each of the foregoing individuals disclaims beneficial ownership of the shares of the Company held by Compuces.

Item 12. Certain Relationships and Related Transactions

On May 19, 2000, the Company sold to Compuces shares of the Company's Class C common stock in an amount constituting, after giving effect to such sale, 80% of the Company's outstanding shares of Class C common stock on a fully diluted basis. See "Market for Common Equity and Related Stockholders Matters - Recent Sales of Unregistered Securities" and Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources". ICES owns 100% of the issued share capital of Compuces.

IC, formerly known as Digital Pulp Technologies, LLC provides software and system integration consultation services in connection with the Company's efforts to build its website and to develop its proprietary tracking technology. ICES and an entity partially owned by Don S. Senerath, the Company's Chief Executive Officer, own IC. For the period from inception through December 31, 1998, the Company paid IC $89,425 for such consulting service. In March 1999, the Company entered into an oral agreement with IC to continue to provide software and systems integration consultation services to the Company, which will be paid $50,000 per month for such service through completion of the proprietary software development. A total of $250,000 was paid pursuant to this agreement, and the outstanding amount of $194,966 has been reported as a long-term obligation of the Company.

On November 1, 1999, the Company entered into an employment agreement with George Santacroce to serve as the Company's Chief Executive Officer. The term of the agreement was until October 31, 2001. Mr. Santacroce was entitled to receive a base compensation of $120,000 for the first nine months following November 1, 1999 and commencing August 1, 2000 through the end of the term was entitled to receive a base salary at a rate of $400,000 per annum, payable in arrears in equal installments. The employment agreement contained a provision for performance based bonuses, including non-qualified stock options, as well as a non-compete clause for a period of six months following the termination of Mr. Santacroce's employment. In addition, if the Company terminated the agreement without cause, Mr. Santacroce would be entitled to a severance payment equal to the amount of $20,000 multiplied by the number of months of employment completed prior to termination up to a maximum of $180,000. If Mr. Santacroce's employment was terminated without cause after nine months of the term, or the agreement was not extended for an additional term, the severance payment was to be $180,000. He also received stock options for 2,000,000 shares of common stock at prices ranging from $1.10 to $8.00 per share, which vest over a period of eighteen months and a restricted stock award of 100,000 shares. Pursuant to the termination of Mr. Santacroce's employment with the Company in May 2000, all obligations between the Company and Mr. Santacroce terminated, and in consideration Mr. Santacroce was issued 2,000,000 shares of common stock in lieu of all other options or agreements. In addition, the Company is to pay Mr. Santacroce $5,000 for six consecutive months commencing January 2001.

In December 1998, Dalia Silverman, the wife of a former director, and an unrelated third party, purchased 8,910,000 Class C shares and received options to purchase, along with such shares, an additional 27% of the Company's common stock. In March of 1999, the two individuals exercised their options and each received an additional 739,726 Class C shares. See "Market for Common Equity and Related Stockholders Matters - Recent Sales of Unregistered Securities".

The Company owes IC $194,966 for software development costs. Pursuant to the Stock Purchase Agreement, the amount due to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which have occurred. Accrued interest payable to IC for this debt totaled $7,311 at December 31, 2000.

The Company has provided hosting management services to various subsidiaries of ICES during the year ended December 31, 2000 totaling $66,450.

The Company has entered into a management services agreement on October 1, 2000 with ICES at a cost of $2,500 per month for certain administrative functions provided to the Company, which include accounting, tax, legal and marketing services. The expenses totaled $7,500 during the fourth quarter, which is unpaid at December 31, 2000.


Item 13. Exhibits, List and Reports on Form 8-K.

(a) List of Exhibits

2.1 Agreement and Plan of Merger, dated February 3, 1999, by and between Younetwork Corp., a New York corporation and Younetwork Corporation, a Delaware corporation (incorporated by reference to the Company's registration statement on Form SB-2 (file No 333-71949).

2.1.1 Stock Purchase Agreement dated as of May 19, 2000 by and between Compuces, Inc. and Younetwork (incorporated by reference to the Company's previously filed Roport on Form 8-K dated June 4, 2000).

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

4.3 Specimen certificate representing Registrant's class C common stock (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.1   Stockholders' Agreement, dated December 4 1998 (incorporated by reference
       to  the  Company's   registration   statement  on  Form  SB-2  (file  No.
       333-71949).

10.2   Stock  and   Warrant   Purchase   Agreement,   dated   December  4,  1998
       (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.3 Agreement between Muze, Inc. and Younetwork, dated January 7, 1999 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.4 Agreement between Qwest International Inc. (a successor in interest to LCI International Telecom Corp.), dated March 6, 1998 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.5 Agreement between Baker & Taylor, Inc. and Younetwork, dated July 9, 1998 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.6 1999 Stock Option Plan (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.7 Master lease agreement between Leasing Technologies, Inc. and Younetwork Corporation, dated April 15, 1999 (incorporated by reference to the Company's registration statement on Form SB-2 (file No. 333-71949).

10.8   Employment   agreement   between  George   Santacroce   and   Younetwork.
       (incorporated by reference to the Company's 1999 Annual Report on Form 10-KSB (file No. 333-71949)

10.9 Promissory notes between Dalia Silverman and Younetwork. (incorporated by reference to the Company's 1999 Annual Report on Form 10-KSB (file No. 333-71949)

10.10  Promissory   notes  between   Kleoplatra   Georgiades   and   Younetwork.
       (incorporated by reference to the Company's 1999 Annual Report on Form 10-KSB (file No. 333-71949)

10.11* Lease   agreement   between  Waltox   Corporation,  N.V.  and  Younetwork
       Corporation, dated July 2, 1999.

10.12* Lease agreement between Elk Investors and Younetwork  Corporation,  dated
       April 3, 1998.

* Filed with this Form 10-KSB

(b) Reports on Form 8-K

The Company filed one report on Form 8-K on October 5, 2000 reporting a change in the Company's certifying accountant. No financial statements were filed with that report.

(c) Financial Statements and Independent Auditor's Report included herein: See Index on page 26

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             YOUNETWORK CORPORATION


                                          By: /s/ Don S. Senerath
                                              ----------------------------------
                                          Title:  Chief Executive Officer
                                                  (Principal Executive Officer)


                                          By: /s/  Joseph C. Sienkiewicz
                                              ----------------------------------
                                          Title:  Chief Financial Officer
                                                  (Principal Financial Officer)

Date: April 6, 2001

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2001                       /s/  Henry Kauftheil
                                          --------------------
                                          Co-Chairman of the Board of Directors


Date: April 6, 2001                       /s/  Don S. Senerath
                                          --------------------
                                          Chief Executive Officer and
                                          Co-Chairman of the Board of Directors


Date: April 6, 2001                       /s/  Joseph C. Sienkiewicz
                                          --------------------------
                                          Chief Financial Officer and Director


Date: April 6, 2001                       /s/  Benson Altman
                                          ------------------
                                          Director


Date: April 6, 2001                       /s/  Martin Gelber
                                          ------------------
                                          Director

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)

                                      Index
                                      -----
                                                                           Page
                                                                           -----


Report of Independent Public Accountants J.H. Cohn LLP                      F-1

Independent Auditor's Report of
  Mahoney Cohen & Company, CPA, P.C.                                        F-2

Balance sheet as of December 31, 2000                                       F-3

Statements of Operations  for the Years Ended December 31,
  2000 and 1999 and for the Period January 14, 1998 (Inception)
  to December 31, 2000                                                      F-4

Statements of  Stockholders'  Equity for the Years Ended
  December  31, 2000 and 1999 and for the Period January 14,
  1998 (Inception) to December 31, 2000                                     F-5

Statements of Cash Flows for the Years Ended  December 31, 2000
  and 1999 and for the Period January 14, 1998 (Inception) to
  December 31, 2000                                                         F-8

Notes to Financial Statements                                               F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Younetwork Corporation

We have audited the accompanying balance sheet of Younetwork Corporation, a development stage company, as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from January 14, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Younetwork Corporation, a development stage company, for the year ended December 31, 1999 and for the period from January 14, 1998 (inception) to December 31, 1999 were audited by other auditors whose report dated March 7, 2000 expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity and cash flows for the period from January 14, 1998 (inception) to December 31, 2000 as it relates to the period January 14, 1998
(inception) to December 31, 1999 is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Younetwork Corporation, a development stage company, as of December 31, 2000, and its results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In our opinion, based on our audit and the report of other auditors, the statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the results of operations and cash flows of Younetwork Corporation, a development stage company, for the period from January 14, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred losses since inception of $3,363,345 and expects to incur net losses for the foreseeable future. At December 31, 2000, the Company had a working capital deficit of $566,366. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.


                                                     J. H. Cohn LLP

Roseland, New Jersey
March 26, 2001

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
YouNetwork Corporation

We have audited the accompanying statements of operations, stockholders' equity and cash flows of YouNetwork Corporation, a development stage company, for the year ended December 31, 1999 and for the period from January 14, 1998
(inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Younetwork Corporation, a development stage company, for the year ended December 31, 1999 and for the period from January 14, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.






                                       /s/  Mahoney Cohen & Company, CPA, P.C.
                                            ----------------------------------
                                            Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 7, 2000

                          YOUNETWORK CORP
                   (A Development Stage Company)
                           Balance Sheet
                      As of December 31, 2000

                               ASSETS
                                                               December 31, 2000
                                                               -----------------
Current assets:
  Cash and cash equivalents                                       $     2,449
  Due from related parties                                             66,450
                                                                  -----------
                    Total current assets                               68,899
                                                                  -----------
Property and equipment, net                                           472,761

Other assets:
  Software development costs, net                                     323,486
  Software license, net                                                37,726
  Security deposits                                                   187,452
  Other assets                                                         21,074
  Intangible assets, net                                               19,444
                                                                  -----------
                  Total other assets                                  589,182
                                                                  -----------
                                                                  $ 1,130,842
                                                                  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations                    $   254,440
  Notes payable - stockholders                                        100,000
  Accounts payable                                                    247,460
  Other current liabilities                                            33,365
                                                                  -----------
                      Total current liabilities                       635,265
                                                                  -----------

Revolving credit line - ICES                                          190,450
Accrued interest payable - related parties                             13,906
Due to related party - other                                           17,602
Due to related party - International Computing, LLC                   194,966
                                                                  -----------
                      Total other liabilities                         416,924
                                                                  -----------
                      Total liabilities                             1,052,189
                                                                  -----------
Commitments and contingencies
Stockholders' equity:
Common stock:
Class A - par value $.0001 per share:
  Authorized - 1,500,000 shares
  Issued and outstanding - 8,980 shares                                     1
Class B - par value $.0001 per share:
  Authorized - 1,500,000 shares
  Issued and outstanding - 1,988 shares                                    --
Class C - par value $.0001 per share:
  Authorized - 247,000,000 shares
  Issued and outstanding - 223,827,132 shares                          22,383
Additional paid-in capital                                          3,425,543
Receivable in connection with equity transaction                       (5,929)
Deficit accumulated during the development stage                   (3,363,345)
                                                                  -----------
Total stockholders' equity                                             78,653
                                                                  -----------
                                                                  $ 1,130,842
                                                                  ===========

           See accompanying Notes to Financial Statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                 for the Years Ended December 31, 2000 and 1999
      and for the Period January 14, 1998 (Inception) to December 31, 2000

                                                                                      For the Period
                                                    Year Ended       Year, Ended     January 14, 1998
                                                   December 31,     December 31,      (Inception) to
                                                       2000             1999        December 31, 2000
                                                  -------------    -------------    -----------------
Revenue                                           $      66,450    $          --      $      66,450

General and administrative expenses                     853,104          461,251          1,416,328
                                                  -------------    -------------      -------------
Operating loss                                         (786,654)        (461,251)        (1,349,878)

Interest (expense) income:
  Interest expense                                      (64,252)         (34,017)          (100,244)
  Interest income                                            --           11,235             11,235
                                                  -------------    -------------      -------------
Interest (expense) income, net                          (64,252)         (22,782)           (89,009)

Loss from continuing operations                        (850,906)        (484,033)        (1,438,887)

Loss from discontinued operations (net
  of income taxes)                                     (628,093)      (1,237,490)        (1,924,458)
                                                  -------------    -------------      -------------
Net loss                                          $  (1,478,999)   $  (1,721,523)     $  (3,363,345)
                                                  =============    =============      =============
Net loss per share:
Loss from continuing operations                           (0.01)           (0.01)
Loss from discontinued operations                            --            (0.03)
                                                  -------------    -------------
Net loss per common share, basic and diluted      $       (0.01)   $       (0.04)
                                                  =============    =============
Weighted average of common shares outstanding -
basic and diluted                                   155,238,269       39,423,603
                                                  =============    =============

                 See accompanying Notes to Financial Statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                Class A           Class B                Class C          Additional
                             --------------    --------------     --------------------      Paid-in
                             Shares     $      Shares     $       Shares         $          Capital
                             -------------------------------------------------------------------------
Issuance of 24,090,000
  shares of common
  stock on January 22,
  1998 for cash (at
  less than $.01 per share)     --    $  --       --    $  --     24,090,000    $ 2,409    $    (2,209)

Issuance of 8,910,000
  shares of common
  stock on December 4,
  1998 for cash
  (at $.02 per share)           --       --       --       --      8,910,000        891        199,109

Net loss                        --       --       --       --             --         --             --
                             -------------------------------------------------------------------------
Balance,
  December 31, 1998             --       --       --       --     33,000,000      3,300        196,900

Issuance of 4,630,000
  shares of common
  stock on March 22, 1999
  for cash (at
  $.01 per share)               --       --       --       --      4,630,000        463        462,537

Exercise of common
  stock purchase
  warrants for no cash
  proceeds in
  accordance with anti-
  dilutive provisions           --       --       --       --      1,479,452        148           (148)

Issuance of 2,050,000
  shares of common
  stock on April 19, 1999
  for cash (at $.50
  per share)                    --       --       --       --      2,050,000        205      1,024,795

Issuance of warrants
  for Web Site design           --       --       --       --             --         --         38,000

Issuance of warrants
  for portion of
  computer equipment lease      --       --       --       --             --         --         54,748

Issuance of 595,000
  shares of common
  stock on August 19,
  1999 for cash
  (at $1 per share)             --       --       --       --        595,000          9        594,941

Issuance of 29,000
  shares of common
  stock on October 13,
  1999 for cash
  (at $1 per share)             --       --       --       --         29,000          3         28,997

Issuance of 6,400
  shares of common
  stocks on October 1,
  1999 for advertising
  (at $1 per share)             --       --       --       --          6,400          1          6,399

Issuance of warrants
  for leasehold
  improvements                  --       --       --       --                                   11,000

Issuance of 15,000
  shares of common
  stock on November 9,
  1999 for lease broker
  fees (at $1 per share)        --       --       --       --         15,000          2         14,998

Issuance of 25,000
  shares of common
  stock on December 5,
  1999 for cash
  (at $1 per share)             --       --       --       --         25,000          2         24,998

Shares contributed              --       --       --       --             --         --             --

Issuance of 250,000
  shares of common
  stock on November 7,
  1999 for cash
  (at $.50 per share)           --       --       --       --             --         --        125,000
                             -------------------------------------------------------------------------
Totals carried forward          --       --       --       --     41,829,852      4,183      2,583,165

                                                 Deficit
                               Receivable in   Accumulated
                                Connection     During the        Treasury Stock
                                with Equity    Development     -------------------
                                Transaction       Stage         Shares     $              Total
                                ------------------------------------------------------------------
Issuance of 24,090,000
  shares of common
  stock on January 22,
  1998 for cash (at
  less than $.01 per share)                    $        --           --      $  --     $       200

Issuance of 8,910,000
  shares of common
  stock on December 4,
  1998 for cash
  (at $.02 per share)                                   --           --         --         200,000

Net loss                                          (162,823)          --         --        (162,823)
                                ------------------------------------------------------------------
Balance,
  December 31, 1998                               (162,823)          --         --          37,377

Issuance of 4,630,000
  shares of common
  stock on March 22, 1999
  for cash (at
  $.01 per share)                                       --           --         --         463,000

Exercise of common
  stock purchase
  warrants for no cash
  proceeds in
  accordance with anti-
  dilutive provisions                                   --           --         --              --

Issuance of 2,050,000
  shares of common
  stock on April 19, 1999
  for cash (at $.50
  per share)                                            --           --         --       1,025,000

Issuance of warrants
  for Web Site design                                   --           --         --          38,000

Issuance of warrants
  for portion of
  computer equipment lease                              --           --         --          54,748

Issuance of 595,000
  shares of common
  stock on August 19,
  1999 for cash
  (at $1 per share)                                     --           --         --         595,000

Issuance of 29,000
  shares of common
  stock on October 13,
  1999 for cash
  (at $1 per share)                                     --           --         --          29,000

Issuance of 6,400
  shares of common
  stocks on October 1,
  1999 for advertising
  (at $1 per share)                                     --           --         --           6,400

Issuance of warrants
  for leasehold
  improvements                                          --           --         --          11,000

Issuance of 15,000
  shares of common
  stock on November 9,
  1999 for lease broker
  fees (at $1 per share)                                --           --         --          15,000

Issuance of 25,000
  shares of common
  stock on December 5,
  1999 for cash
  (at $1 per share)                                     --           --         --          25,000

Shares contributed                                      --      250,000         --

Issuance of 250,000
  shares of common
  stock on November 7,
  1999 for cash
  (at $.50 per share)                                   --     (250,000)        --         125,000
                                ------------------------------------------------------------------
Totals carried forward                            (162,823)          --         --       2,424,525

                                Class A           Class B                Class C          Additional
                             --------------    --------------     --------------------      Paid-in
                             Shares     $      Shares     $       Shares         $          Capital
                             -------------------------------------------------------------------------
Totals brought forward          --       --       --       --     41,829,852      4,183      2,583,165

Issuance of 22,500
  shares of common
  stock on November 30,
  1999 for cash
  (at $1 per share)             --       --       --       --         22,500          2         22,498

Registration costs
  incurred                      --       --       --       --             --         --       (218,530)

Issuance of 7,052
  shares of Class A
  common stock               7,052        1       --       --             --         --          7,051

Issuance of 1,058
  shares of Class B
  common stock                  --       --    1,058       --             --         --          1,058

Net loss                        --       --       --       --             --         --             --
                             -------------------------------------------------------------------------
Balance,
  December 31, 1999          7,052        1    1,058       --     41,852,352      4,185      2,395,242

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 to Frank
  Carone for cash (at
  $1 per share)                 --       --       --       --         50,000          5         49,995

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 to Union
  Resources Enterprises,
  Ltd. for cash (at $1
  per share)                    --       --       --       --         50,000          5         49,995

Issuance of 30,000
  shares of common
  stock on April 20,
  2000 to Andrew
  Hirschberg for cash
  (at $1 per share)             --       --       --       --         30,000          3         29,997

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 for cash
  (at $1 per share)             --       --       --       --         50,000          5         49,995

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Basic
  Investments for cash
  (at $1 per share)             --       --       --       --         25,000          3         24,997

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Isaac
  Sternheim for cash
  (at $1 per share)             --       --       --       --         25,000          3         24,997

Issuance of 16,700
  shares of common
  stock on April 20,
  2000 to Kevin
  Gallagher for cash
  (at $1 per share)             --       --       --       --         16,700          2         16,698

Adjustment to rebate
  payable                       --       --       --       --             --         --         (1,058)

Conversion of F
  Mulchahy -- Domain
  name                          --       --       --       --         10,000          1          9,999

Conversion of George
  Santacroce 2,000,000
  shares of common stock        --       --       --       --      2,000,000        200         59,800
                             -------------------------------------------------------------------------
Totals carried forward       7,052        1    1,058       --     44,109,052      4,411      2,710,657

                                                 Deficit
                               Receivable in   Accumulated
                                Connection     During the        Treasury Stock
                                with Equity    Development     -------------------
                                Transaction       Stage         Shares     $              Total
                                ------------------------------------------------------------------
Totals brought forward                            (162,823)          --         --       2,424,525

Issuance of 22,500
  shares of common
  stock on November 30,
  1999 for cash
  (at $1 per share)                                     --           --         --          22,500

Registration costs
  incurred                                              --           --         --        (218,530)

Issuance of 7,052
  shares of Class A
  common stock                                          --           --         --           7,052

Issuance of 1,058
  shares of Class B
  common stock                                          --           --         --           1,058

Net loss                                        (1,721,523)          --         --      (1,721,523)
                                ------------------------------------------------------------------
Balance,
  December 31, 1999                             (1,884,346)          --         --         515,082

Issuance of
  shares of common
  stock on April 20,
  2000 to Frank
  Carone for cash (at
  $1 per share)                                         --           --         --          50,000

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 to Union
  Resources Enterprises,
  Ltd. for cash (at $1
  per share)                                            --           --         --          50,000

Issuance of 30,000
  shares of common
  stock on April 20,
  2000 to Andrew
  Hirschberg for cash
  (at $1 per share)                                     --           --         --          30,000

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 for cash
  (at $1 per share)                                     --           --         --          50,000

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Basic
  Investments for cash
  (at $1 per share)                                     --           --         --          25,000

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Isaac
  Sternheim for cash
  (at $1 per share)                                     --           --         --          25,000

Issuance of 16,700
  shares of common
  stock on April 20,
  2000 to Kevin
  Gallagher for cash
  (at $1 per share)                                     --           --         --          16,700

Adjustment to rebate
  payable                                               --           --         --          (1,058)

Conversion of F
  Mulchahy -- Domain
  name                                                  --           --         --          10,000

Conversion of George
  Santacroce 2,000,000
  shares of common stock                                --           --         --          60,000
                                ------------------------------------------------------------------
Totals carried forward                          (1,884,346)          --         --         830,723

                                Class A           Class B                Class C          Additional
                             --------------    --------------     --------------------      Paid-in
                             Shares     $      Shares     $       Shares         $          Capital
                             -------------------------------------------------------------------------
Totals brought forward       7,052        1    1,058       --     44,109,052      4,411      2,710,657

Conversion of Frank
  Mulchahy 25,000
  shares of common stock
  (at $.6 per share)            --       --       --       --         25,000          3         14,997

Conversion of Facilities
  Solutions                     --       --       --       --         11,000          1             (1)

Don Senerath Loan               --       --       --       --             --         --        300,000

To reverse IC accrual
  which was forgiven            --       --       --       --             --         --        115,000

Issuance of 179,682,080
  shares of Compuces, Inc.
  for cash (at $.0017
  per share)                    --       --       --       --    179,682,080     17,968        282,032

Issuance of 1,928 shares
  of Class A common stock    1,928       --       --       --             --         --          1,928

Issuance of 930 shares
  of Class B common stock       --       --      930       --             --         --            930


Net loss                        --       --       --       --             --         --             --
                             -------------------------------------------------------------------------
Balance,
  December 31, 2000          8,980        1    1,988       --    223,827,132     22,383      3,425,543
                             =========================================================================

                                                 Deficit
                               Receivable in   Accumulated
                                Connection     During the        Treasury Stock
                                with Equity    Development     -------------------
                                Transaction       Stage         Shares     $              Total
                                ------------------------------------------------------------------
Totals brought forward                          (1,884,346)          --         --         830,723

Conversion of Frank
  Mulchahy 25,000
  shares of common stock
  (at $.6 per share)                                    --           --         --          15,000

Conversion of Facilities
  Solutions                                             --           --         --              --

Don Senerath Loan                                       --           --         --         300,000

To reverse IC accrual
  which was forgiven                                    --           --         --         115,000

Issuance of 179,682,080
  shares of Compuces, Inc.
  for cash (at $.0017
  per share)                       (5,929)              --           --         --         294,071

Issuance of 1,928 shares
  of  Class A common stock                               --           --         --           1,928

Issuance of 930 shares
  of Class B common stock                               --           --         --             930

Net loss                                        (1,478,999)          --         --      (1,478,999)
                                ------------------------------------------------------------------
Balance,
  December 31, 2000                (5,929)      (3,363,345)          --         --          78,653
                                ==================================================================

                 See accompanying Notes to Financial Statements

                                YOUNETWORK CORP
                         (A Development Stage Company)
                            Statements of Cash Flows
               for the Years Ended December 31, 2000 and 1999 and
        for the Period January 14, 1998 (Inception) to December 31, 2000

                                                                                Period from
                                                                                January 14,
                                                                                    1998
                                                                               (Inception) to
                                                    Year Ended    Year Ended     Year Ended
                                                    December 31,  December 31,   December 31,
                                                       2000          1999           2000
                                                   ----------------------------------------
Cash flows from operating activities:
  Net loss                                         $(1,478,999)  $(1,721,523)  $(3,363,345)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Loss from discontinued operations                  628,093     1,237,490     1,924,458
    Depreciation and amortization                      489,742       180,249       677,499
    Amortization of software license                   127,705       104,845       232,550
    Amortization of other assets                         5,556        12,774        18,330
    Warrants and common stock issued for services                     29,510        29,510
  Changes in Other Assets and Liabilities:
    Prepaid expenses                                    59,308       (59,308)           --
    Other assets                                        20,644           672        20,644
    Due from related parties                           (66,450)                    (66,450)
    Accounts payable                                   542,150       105,157       656,531
    Interest payable on loans                           13,906                      13,906
    Due to ICES Ventures                                17,602                      17,602
    Due to related parties                                           176,850       200,000
    Other current liabilities                          (44,408)       63,044        33,365
    Net cash used in operating activities of
     discontinued operations                          (683,093)   (1,237,490)   (1,979,458)
                                                   -----------   -----------   -----------
       Net cash used in operating activities
         of continuing operations                     (368,244)   (1,107,730)   (1,409,858)
                                                   -----------   -----------   -----------

Cash flows from investing activities:
    Purchase of property and equipment                 (13,925)     (256,958)     (280,810)
    Software development costs                                      (447,120)     (516,545)
    Loan to stockholder                                 12,201       (12,201)           --
    Purchase of software license                                    (270,276)     (270,276)
    Payment of security deposits                                    (183,696)     (187,196)
                                                   -----------   -----------   -----------
       Net cash used in investing activities
         of continuing operations                       (1,724)   (1,170,251)   (1,254,827)
                                                   -----------   -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock             248,500     2,065,970     2,514,670
    Proceeds from revolving credit line - ICES         190,450                     190,450
    Payment on loan to International Computing          (5,034)                     (5,034)
    Proceeds from notes payable stockholders           140,000       200,000       340,000
    Payments of capital lease obligations             (242,626)     (124,930)     (372,952)
                                                   -----------   -----------   -----------
       Net cash provided by financing activities
         of continuing operations                      331,290     2,141,040     2,667,134
                                                   -----------   -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                          (38,678)     (136,941)        2,449

Cash and cash equivalents, beginning of period          41,127       178,068            --
                                                   -----------   -----------   -----------
Cash and cash equivalents, end of period           $     2,449   $    41,127   $     2,449
                                                   ===========   ===========   ===========

               See accompanying Notes to the Financial Statements

    Supplemental Disclosure of Cash
      Flow Information

  Interest paid                                      $    46,538   $    19,977   $    68,490
                                                     ===========   ===========   ===========

      Supplemental Schedule of Non-Cash
      Investing and Financing Activities

Capital lease obligation incurred for the
  acquisition of equipment                           $        --   $   582,442   $   627,392
                                                     ===========   ===========   ===========
Issuance of Class A common stock for services        $        --   $    21,400   $    21,400
                                                     ===========   ===========   ===========
Issuance of Class C common stock for various costs   $   319,071   $        --   $   319,071
                                                     ===========   ===========   ===========
Contribution to capital for liabilities forgiven     $   415,000   $        --   $   415,000
                                                     ===========   ===========   ===========
Issuance of warrants for leasehold improvements      $        --   $    11,000   $    11,000
                                                     ===========   ===========   ===========
Issuance of warrants for acquisition of
  software development costs                         $        --   $    38,000   $    38,000
                                                     ===========   ===========   ===========
Issuance of warrants for portion of
  computer equipment lease                           $        --   $    54,748   $    54,748
                                                     ===========   ===========   ===========

               See accompanying Notes to the Financial Statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Younetwork Corporation, a Delaware corporation (the "Company"), is a development stage company incorporated on January 14, 1998 under the name Younetwork Corp., a New York corporation and, pursuant to a merger effective February 3, 1999, the stockholders of Younetwork Corp. exchanged all of their common stock for shares of Class C common stock, $.0001 par value per share ("Class C Shares") of the Company.

The Company had developed an online consumer network comprised of consumers who were internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Common Stock, $.0001 par value per share ("Class B Shares") in the Company at $1.00 per share. At December 31, 2000 $5,267 of such rebates were outstanding.

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

One Class A share was offered to each of the first 250,000 members at no cost. The remaining 750,000 Class A shares were reserved for distribution to existing members based upon referring new members to the consumer network.

Class B shares in our offering were offered to a member at a rate of one share for each $1.00 of a member's purchase dividend balance, which may only be paid with purchase dividends earned by members who purchased products on the consumer network of our former on-line business. A purchase dividend balance, or rebate, was created when a member was credited for a percentage of the value of products or services purchased on our former website. A member could have chosen to have their purchase dividend balance paid to them in cash, purchase additional products or services or purchase Class B shares. If a member chose to purchase a Class B share with their purchase dividend balance, the purchase dividend balance was reduced $1.00 for each Class B share purchased.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent to the termination of our on-line business, a member may only choose to have their previously earned purchase dividend balance paid to them in cash.

Upon the issuance of the Class A Shares, the Company recorded a charge to operations for promotion costs for the value of the shares issued based on the current fair market value of the Company's securities. Upon the issuance of Class B Shares, the Company recorded a reduction in the liability for rebates due to members of the consumer network. A liability for rebates due to members and a corresponding charge to cost of goods sold were recorded when members made purchases on the consumer network. To date, the Company has issued 8,980 Class A Shares and 1,988 Class B Shares.

Pursuant to the Restructure and Recapitalization Agreement dated April 20, 2000 between the Company and the certain stockholders listed herein, $415,000 of outstanding loans due to such stockholders of the Company were reclassified as a contribution to capital of the Company.

On May 19,  2000,  the  Company  and  Compuces,  Inc.,  a  Delaware  corporation
("Compuces"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company agreed to sell to Compuces, after giving effect to such sale, 80% of the Company's outstanding Class C Shares on a fully diluted basis. Accordingly, Compuces is now the beneficial holder of approximately 80.3% of the Class C Shares and approximately 80.3% of the Company's outstanding voting securities (which include the Class A Shares and the Class B Shares), which effected a "change in control" of the Company.

Compuces is a wholly owned subsidiary of International Commerce Exchange System, Inc., a Delaware corporation ("ICES"). ICES is a privately held company that develops, invests in and operates Internet technology related companies.

The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. As of December 31, 2000, Compuces has advanced the Company $294,071 for the repayment of such debts.

In June 2000, the Company terminated its Web site and related online business operations and, as a result, suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activities associated with the online business have been classified as discontinued operations.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

USE OF ESTIMATES

The financial statements have been prepared in conformity with accounting principles generally accepted in The United States of America and as such, include estimates and assumptions of management that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are to be provided for the effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. As there are no temporary differences at December 31, 2000, deferred taxes have not been provided.

LOSS PER SHARE

The computation for loss per share of common stock in the accompanying statements of operations is computed by dividing the net loss by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding common stock options and warrants using the treasury stock method. Diluted earnings per share is the same as earnings per share in the accompanying statements of operations. Options and warrants to purchase 518,000 and 244,000 shares of common stock, respectively, have been excluded from the computations of diluted loss per share for the years ended December 31, 2000 and 1999, respectively, as their effect would be antidilutive for the respective periods.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH  AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated useful lives ranging from three to five years. Leasehold improvements are amortized by the straight-line method over the lesser of the term of the related lease or the useful life. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain of loss is reflected in operations.

REVENUE RECOGNITION

Revenue is recognized as the service is provided. Billings in advance of services provided are recorded as deferred revenues.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software development costs in accordance with the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software for Internal Use", issued by the American Institute of Certified Public Accountants ("SOP 98-1"). Under the provisions of SOP 98-1, certain costs incurred in developing internal use software, principally in the software application development stage, are eligible for capitalization.

From January 14, 1998 (inception), the Company capitalized $554,545 of costs incurred related to software application development costs. Such costs are being amortized on a straight-line basis over three years commencing October 1, 1999. To date, substantially all of the Company's software development has been conducted by an affiliate, International Computing, LLC ("IC").

The Company has adopted guidelines issued by the Emerging Issues Task Force Issue No. 00-2. All costs incurred in the planning stage are expensed as incurred. Costs incurred in the web site application and infrastructure, graphics and content development stage are capitalized.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments"
("SFAS 107"). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000, management believes the fair value of all financial instruments approximated carrying value.

Note 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal courses of business. The Company has incurred significant net losses. This factor, in addition to a working capital deficiency and minimal revenue, raises substantial doubt as to the Company's ability to continue as a going concern. These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since May 2000, ICES has advanced funds under a revolving promissory note ("Revolving Promissory Note") to the Company to satisfy its working capital requirements. Under the terms of the Revolving Promissory Note, the Company may borrow from ICES amounts not to exceed $750,000, with interest at 10% on principal advances only, and due in total as to principal and interest on or before January 31, 2002 without any prepayment penalty.

Commencing in July 2000, the Company has been deriving revenue from licensing the use of the Company's system components and from providing hosting management services to related parties. The Company also intends to derive revenue from third party users. While operating under this new business plan and until significant revenues can be generated, the Company intends to keep its operating overhead at minimal levels by outsourcing all its development, IT management and sales functions to qualified third parties, effectively making these expenses variable costs of the revenue model.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of:
         Computer equipment                                       $712,730
         Office equipment                                            7,435
         Leasehold improvements                                    197,835
                                                                  --------
                                                                   918,000
         Less accumulated depreciation and
                amortization                                       445,239
                                                                  --------
                                                                  $472,761

Note 4 - CAPITAL LEASE OBLIGATIONS

         Capital lease obligations consist of: Capital lease
         obligations,  payable in monthly installments of
         $22,679,  including interest between 7.45% and
         11%, maturing in December 2001, collateralized by
         specific equipment with a carrying value of $299,961     $264,785

         Less amount representing interest                          10,345
                                                                  --------
                                                                   254,440
         Less current portion                                      254,440
                                                                   -------
                                                                   $     0

Minimum future lease payments under the capital lease as of December 31, 2000 are $254,440 for the year ending December 31, 2001.

The Company leases certain computer equipment under an agreement, which is classified as a capital lease. Assets included under capital lease are included in the balance sheet as follows:

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 4 - CAPITAL LEASE OBLIGATIONS (Continued)


         Computer equipment                                         $627,391
         Less accumulated amortization                              (327,430)
                                                                    --------
                                                                    $299,961

Note 5 - NOTES PAYABLE

Under the terms of an employment contract, George Santacroce, a former chief executive officer and director of the Company, was entitled to a severance payment in the amount of $120,000. He was issued an aggregate of 2,000,000 Class C Shares in lieu of $60,000 and all other options or agreements and a non-interest bearing promissory note payable in the principal amount of $60,000. The Company has agreed to pay the aggregate principal amount under the note in twelve equal and consecutive monthly installments of $5,000 commencing January 1, 2001. No payments have been made and the Company is in negotiations to extend the payment term under this note.

The Company has borrowed money from ICES to fund working capital requirements pursuant to the Revolving Promissory Note. The amount payable under the Revolving Promissory Note as of December 31, 2000 is $190,450. Accrued interest under this Note totaled $6,595 at December 31, 2000.

The Company has a non-interest bearing promissory note to Don Senerath, the Company's Co-Chairperson, Chief Executive Officer and a Director of the Company, in the amount of $40,000. This amount is payable upon demand by Don Senerath to the extent that the Company has funds available for such purposes.

The Company owes IC $194,966 for software development costs. Pursuant to the Stock Purchase Agreement, the amount due to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which have occurred. Accrued interest payable to IC for this debt totaled $7,311 at December 31, 2000.

Until July 21, 2000, IC was 100% owned by Steadfast Ventures, LLC, a Delaware limited liability company ("Steadfast"), of which Don Senerath, the Company's Co-Chairperson, Chief Executive Officer and Director, is a member. Pursuant to a Unit Purchase Agreement dated July 21, 2000, ICES acquired 70% of the membership units in IC from Steadfast.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 5 - NOTES PAYABLE (Continued)

Note 6 - AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

Amortization of $184,848 and $46,111 for the years ended December 31, 2000 and 1999, respectively, is included in general and administrative expenses. From inception to date, amortization of $230,959 is included in general and administrative expenses.

Note 7 - DEPRECIATION AND AMORTIZATION

Depreciation and amortization for property, equipment and leasehold improvements of $304,894 and $134,138 for the years ended December 31, 2000 and 1999, respectively, is included in general and administrative expenses. From inception to date, depreciation and amortization of $446,441 is included in general and administration expenses.

The capitalized software license fees and technical support costs (collectively referred to as the "Capitalized License") are being amortized on a straight-line basis over 24 months and 12 months, respectively, commencing July 1, 1999.

Capitalized License amortization of $127,705 and $104,845 for the years ended December 31, 2000 and 1999, respectively, is included in general and administrative expenses. From inception to date, capitalized license amortization of $232,550 is included in general and administrative expenses.

Note 8 - DISCONTINUED OPERATIONS

In June 2000, the Company suspended its Web site and related online business operations and, as a result, suspended the issuance of any additional Class A Shares and Class B Shares.

Subsequently, the Company has decided to terminate its business and redeploy its infrastructure to provide eCommerce hosting management services. Accordingly, the operations and financial activities directly associated with the online business have been classified as discontinued operations.

The historical investment in the hardware, proprietary and leased licensed software and technology development consulting has, at nominal cost, been modified to be fully functional and scaleable as an eCommerce hosting platform. As a result, these investments and associated costs have not been classified as discontinued operations and an impairment loss has not been recognized.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 8 - DISCONTINUED OPERATIONS (Continued)

Note 9 - INCOME TAXES

At December 31, 2000, the Company has federal and state net operating loss carryforwards ("NOLs") of approximately $804,000 for tax purposes that will be available to offset future taxable income. If not used, these carryforwards will expire at various dates through 2020. A deferred tax asset has not been recognized at December 31, 2000 for these NOLs as it is more likely than not that these deferred tax assets will not be realized. The amount of deferred tax assets considered realizable, however, could be increased in the near term based upon changing conditions. The Company has established a valuation allowance of approximately $322,000 with respect to these federal carryforwards. The difference between the statutory rate of 34% and the Company's effective rate of 0% is due to the change in the valuation allowance. The valuation allowance decreased by $408,000 during the year ended December 31, 2000 due to the elimination of deferred tax assets and increased by $664,900 during the year ended December 31, 1999.

Note 10 - RELATED PARTY TRANSACTIONS

The Company has provided hosting management services to various subsidiaries of ICES during the year ended December 31, 2000 totaling $66,450.

The Company has borrowed $48,176 from ICES and has accrued interest in the amount of $4,159 under the Revolving Promissory Note during the three months ended December 31, 2000. At December 31, 2000, the Company owes ICES $190,450 and accrued interest of $6,595 under this note.

IC, formerly known as Digital Pulp Technologies, LLC provides software and system integration consultation services in connection with the Company's efforts to build its website and to develop its proprietary tracking technology. ICES and an entity partially owned by Don S. Senerath, the Company's Chief Executive Officer, own IC. For the period from inception through December 31, 1998, the Company paid IC $89,425 for such consulting service. In March 1999, the Company entered into an oral agreement with IC to continue to provide software and systems integration consultation services to the Company, which will be paid $50,000 per month for such service through completion of the proprietary software development. A total of $250,000 was paid pursuant to this

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 10 - RELATED PARTY TRANSACTIONS (Continued)

agreement, and the outstanding amount of $194,966 has been reported as a long-term obligation of the Company.

Pursuant to the Stock Purchase Agreement, the amount due to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which have occurred. Accrued interest payable to IC for this debt totaled $7,311 at December 31, 2000.

The Company pays for shared facilities on a month-to-month basis from ICES for its computer facilities room and is charged its prorata share of such occupancy expenses based upon the actual cost incurred by ICES. The expenses totaled $2,357 during the fourth quarter. The Company owes ICES a total of $5,283 at December 31, 2000 for these expenses. The lease for the shared facilities is in the name of the Company and the Company is obligated under this lease through June 2002. There are no guarantees for this lease by ICES.

ICES Ventures, Inc., a wholly owned subsidiary of ICES, paid certain expenses on behalf of the Company during the fourth quarter of 2000 totaling $4,819. This amount is outstanding at December 31, 2000 and will be repaid to ICES Ventures, Inc. in 2001.

The Company has entered into a management services agreement on October 1, 2000 with ICES at a cost of $2,500 per month for certain administrative functions provided to the Company, which include accounting, tax, legal and marketing services. The expenses totaled $7,500 during the fourth quarter, which is unpaid at December 31, 2000.

Note 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases:
The Company is currently obligated under an operating lease for office facilities in New York City, which expires in June 2002. All payments under this lease have been paid by ICES and the only cost for the actual space occupied by the Company's computer facilities room have been charged to the Company. Minimum annual future lease payments under this lease are as follows:

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Year Ending December 31,

           2001                                $132,000
           2002                                  66,000
                                               --------
               Total                           $198,000
                                               ========

Litigation:

The Company is involved in three lawsuits arising out of the conduct of its business. While the ultimate outcomes of these proceedings cannot be predicted with certainty, management believes the overall effect of these lawsuits will not be material to the Company's financial statements.

The Company had also rented a leased facility in the Borough of Manhattan, New York consisting of approximately 1,000 square feet of office space, which was under a lease that expires April 3, 2003. The Company has cancelled this lease effective February 1, 2001 pursuant to a negotiated settlement with the lessor for $9,000. The settlement calls for forfeiture of the $5,500 security deposit and cash payments totaling $3,500. This total liability of $9,000 has been accrued for at December 31, 2000

Note 13 - STOCK OPTION PLAN

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

In accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 13 - STOCK OPTION PLAN (Continued)

On May 1, 2000 the Company issued options to purchase 203,000 shares of the common stock at $.10 per share that expire in May 2005 to employees. At the time the options were issued, the fair value of the Company's common stock was $.002 per share. Accordingly, no compensation costs were recorded.

A summary of applicable option activity and related information for the year ended December 31, 2000 is as follows:


                                                                Weighted-Average
                                                  Options         Exercise Price
                                                  -------       ----------------
Options outstanding at January 1, 1999              -0-                -0-
Options granted                                   2,317,500          $2.58
Exercised                                           -0-                -0-
Cancelled                                           -0-                -0-
Options outstanding at December 31, 1999          2,317,500          $2.58
Granted                                             203,000          $0.10
Exercised                                           -0-                -0-
Cancelled                                        (2,002,500)         $2.82
                                                 ----------
Options outstanding at December 31, 2000            518,000          $0.67
                                                 ==========
Options exercisable at December 31, 1999            315,000          $1.04
                                                 ==========
Options exercisable at December 31, 2000            518,000          $0.67
                                                 ==========


The weighted-average fair value of options granted during 1999 was $.56. Exercise prices for options outstanding ranged from $.10 to $1.15 as of December 31, 2000. These options expire at various times through May 2005.

The fair value of the options granted was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999:


                                                     2000             1999
                                                     ----             ----
Expected volatility                                  746%             231%
Risk-free interest rate                                6%               6%
Expected years of option life                     3 years        10 months
Expected dividends                                     0%               0%

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 13 - STOCK OPTION PLAN (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information for the year ended December 31, 1999 follows:

                  Pro forma net loss                          $(1,922,523)

                  Pro forma net loss per share                $      (.05)

Pro forma information was not presented for the year ended December 31, 2000 because it would have an immaterial effect on the reported loss.