Form 10KSB/A
period 2000-12-31
YOUNETWORK CORP
filed 2001-04-09
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A
                                   (Mark One)

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


On May 1, 2000 the Company granted 203,000 options at an option price of $.10 to the then current employees. Theses options vested immediately upon issuance and expire on May 1, 2005.

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


In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Younetwork Corporation, a development stage company, as of December 31, 2000, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In our opinion, based on our audit and the report of other auditors, the statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Younetwork Corporation, a development stage company, for the period from January 14, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company is in the development stage, has incurred losses since inception of $3,363,345 and expects to incur net losses in the foreseeable future. At December 31, 2000, the Company had a working capital deficit of $566,366. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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






                                       /s/  Mahoney Cohen & Company, CPA, P.C.
                                            ----------------------------------
                                            Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 7, 2000

                       YOUNETWORK CORPORATION
                   (A Development Stage Company)
                           Balance Sheet
                      As of December 31, 2000

                               ASSETS

Current assets:
  Cash and cash equivalents                                       $     2,449
  Due from related parties                                             66,450
                                                                  -----------
                    Total current assets                               68,899
                                                                  -----------
Property and equipment, net                                           472,761
                                                                  -----------


Other assets:
  Software development costs, net                                     323,486
  Software license, net                                                37,726
  Security deposits                                                   187,452
  Other assets                                                         21,074
  Intangible assets, net                                               19,444
                                                                  -----------
                  Total other assets                                  589,182
                                                                  -----------
                                                                  $ 1,130,842
                                                                  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations                    $   254,440
  Notes payable - stockholders                                        100,000
  Accounts payable                                                    247,460
  Other current liabilities                                            33,365
                                                                  -----------
                      Total current liabilities                       635,265
                                                                  -----------

Revolving credit line - ICES                                          190,450
Accrued interest payable - related parties                             13,906
Due to related party - other                                           17,602
Due to related party - International Computing, LLC                   194,966
                                                                  -----------
                      Total other liabilities                         416,924
                                                                  -----------
                      Total liabilities                             1,052,189
                                                                  -----------
Commitments and contingencies
Stockholders' equity:
Common stock:
Class A - par value $.0001 per share:
  Authorized - 1,500,000 shares
  Issued and outstanding - 8,980 shares                                     1
Class B - par value $.0001 per share:
  Authorized - 1,500,000 shares
  Issued and outstanding - 1,988 shares                                    --
Class C - par value $.0001 per share:
  Authorized - 247,000,000 shares
  Issued and outstanding - 223,827,132 shares                          22,383
Additional paid-in capital                                          3,425,543
Receivable in connection with equity transaction                       (5,929)
Deficit accumulated during the development stage                   (3,363,345)
                                                                  -----------
Total stockholders' equity                                             78,653
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

                                                                                      For the Period
                                                    Year Ended       Year, Ended     January 14, 1998
                                                   December 31,     December 31,      (Inception) to
                                                       2000             1999        December 31, 2000
                                                  -------------    -------------    -----------------
Revenue                                           $      66,450    $          --      $      66,450

General and administrative expenses                     853,104          461,251          1,416,328
                                                  -------------    -------------      -------------

Operating loss                                         (786,654)        (461,251)        (1,349,878)
                                                  -------------    -------------      -------------

Interest (expense) income:
  Interest expense                                      (64,252)         (34,017)          (100,244)
  Interest income                                            --           11,235             11,235
                                                  -------------    -------------      -------------
Interest (expense) income, net                          (64,252)         (22,782)           (89,009)
                                                  -------------    -------------      -------------

Loss from continuing operations                        (850,906)        (484,033)        (1,438,887)

Loss from discontinued operations (net
  of income taxes)                                     (628,093)      (1,237,490)        (1,924,458)
                                                  -------------    -------------      -------------
Net loss                                          $  (1,478,999)   $  (1,721,523)     $  (3,363,345)
                                                  =============    =============      =============
Net loss per share:
Loss from continuing operations                   $       (0.01)   $       (0.01)
Loss from discontinued operations                            --            (0.03)
                                                  -------------    -------------

Net loss per common share, basic and diluted      $       (0.01)   $       (0.04)
                                                  =============    =============
Weighted average of common shares outstanding -
basic and diluted                                   155,238,269       39,423,603
                                                  =============    =============

                 See accompanying Notes to Financial Statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                Class A           Class B                Class C          Additional
                             --------------    --------------     --------------------      Paid-in
                             Shares     $      Shares     $       Shares         $          Capital
                             -------------------------------------------------------------------------
Issuance of 24,090,000
  shares of common
  stock on January 22,
  1998 for cash (at
  less than $.01 per share)     --    $  --       --    $  --     24,090,000    $ 2,409    $    (2,209)

Issuance of 8,910,000
  shares of common
  stock on December 4,
  1998 for cash
  (at $.02 per share)           --       --       --       --      8,910,000        891        199,109

Net loss                        --       --       --       --             --         --             --
                             -------------------------------------------------------------------------
Balance,
  December 31, 1998             --       --       --       --     33,000,000      3,300        196,900

Issuance of 4,630,000
  shares of common
  stock on March 22, 1999
  for cash (at
  $.01 per share)               --       --       --       --      4,630,000        463        462,537

Exercise of common
  stock purchase
  warrants for no cash
  proceeds in
  accordance with anti-
  dilutive provisions           --       --       --       --      1,479,452        148           (148)

Issuance of 2,050,000
  shares of common
  stock on April 19, 1999
  for cash (at $.50
  per share)                    --       --       --       --      2,050,000        205      1,024,795

Issuance of warrants
  for Web Site design           --       --       --       --             --         --         38,000

Issuance of warrants
  for portion of
  computer equipment lease      --       --       --       --             --         --         54,748


Issuance of 595,000
  shares of common
  stock on August 19,
  1999 for cash
  (at $1 per share)             --       --       --       --        595,000          59       594,941

Issuance of 29,000
  shares of common
  stock on October 13,
  1999 for cash
  (at $1 per share)             --       --       --       --         29,000          3         28,997

Issuance of 6,400
  shares of common
  stock on October 1,
  1999 for advertising
  (at $1 per share)             --       --       --       --          6,400          1          6,399


Issuance of warrants
  for leasehold
  improvements                  --       --       --       --                                   11,000

Issuance of 15,000
  shares of common
  stock on November 9,
  1999 for lease broker
  fees (at $1 per share)        --       --       --       --         15,000          2         14,998

Issuance of 25,000
  shares of common
  stock on December 5,
  1999 for cash
  (at $1 per share)             --       --       --       --         25,000          2         24,998

Shares contributed              --       --       --       --             --         --             --

Issuance of 250,000
  shares of common
  stock on November 7,
  1999 for cash
  (at $.50 per share)           --       --       --       --             --         --        125,000
                             -------------------------------------------------------------------------
Totals carried forward          --       --       --       --     41,829,852      4,183      2,583,165

                                                 Deficit
                               Receivable in   Accumulated
                                Connection     During the        Treasury Stock
                                with Equity    Development     -------------------
                                Transaction       Stage         Shares     $              Total
                                ------------------------------------------------------------------
Issuance of 24,090,000
  shares of common
  stock on January 22,
  1998 for cash (at
  less than $.01 per share)                    $        --           --      $  --     $       200

Issuance of 8,910,000
  shares of common
  stock on December 4,
  1998 for cash
  (at $.02 per share)                                   --           --         --         200,000

Net loss                                          (162,823)          --         --        (162,823)
                                ------------------------------------------------------------------
Balance,
  December 31, 1998                               (162,823)          --         --          37,377

Issuance of 4,630,000
  shares of common
  stock on March 22, 1999
  for cash (at
  $.01 per share)                                       --           --         --         463,000

Exercise of common
  stock purchase
  warrants for no cash
  proceeds in
  accordance with anti-
  dilutive provisions                                   --           --         --              --

Issuance of 2,050,000
  shares of common
  stock on April 19, 1999
  for cash (at $.50
  per share)                                            --           --         --       1,025,000

Issuance of warrants
  for Web Site design                                   --           --         --          38,000

Issuance of warrants
  for portion of
  computer equipment lease                              --           --         --          54,748

Issuance of 595,000
  shares of common
  stock on August 19,
  1999 for cash
  (at $1 per share)                                     --           --         --         595,000

Issuance of 29,000
  shares of common
  stock on October 13,
  1999 for cash
  (at $1 per share)                                     --           --         --          29,000

Issuance of 6,400
  shares of common
  stocks on October 1,
  1999 for advertising
  (at $1 per share)                                     --           --         --           6,400

Issuance of warrants
  for leasehold
  improvements                                          --           --         --          11,000

Issuance of 15,000
  shares of common
  stock on November 9,
  1999 for lease broker
  fees (at $1 per share)                                --           --         --          15,000

Issuance of 25,000
  shares of common
  stock on December 5,
  1999 for cash
  (at $1 per share)                                     --           --         --          25,000

Shares contributed                                      --      250,000         --

Issuance of 250,000
  shares of common
  stock on November 7,
  1999 for cash
  (at $.50 per share)                                   --     (250,000)        --         125,000
                                ------------------------------------------------------------------
Totals carried forward                            (162,823)          --         --       2,424,525

                                Class A           Class B                Class C          Additional
                             --------------    --------------     --------------------      Paid-in
                             Shares     $      Shares     $       Shares         $          Capital
                             -------------------------------------------------------------------------
Totals brought forward          --       --       --       --     41,829,852      4,183      2,583,165

Issuance of 22,500
  shares of common
  stock on November 30,
  1999 for cash
  (at $1 per share)             --       --       --       --         22,500          2         22,498

Registration costs
  incurred                      --       --       --       --             --         --       (218,530)

Issuance of 7,052
  shares of Class A
  common stock               7,052        1       --       --             --         --          7,051

Issuance of 1,058
  shares of Class B
  common stock                  --       --    1,058       --             --         --          1,058

Net loss                        --       --       --       --             --         --             --
                             -------------------------------------------------------------------------
Balance,
  December 31, 1999          7,052        1    1,058       --     41,852,352      4,185      2,395,242

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 to Frank
  Carone for cash (at
  $1 per share)                 --       --       --       --         50,000          5         49,995

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 to Union
  Resources Enterprises,
  Ltd. for cash (at $1
  per share)                    --       --       --       --         50,000          5         49,995

Issuance of 30,000
  shares of common
  stock on April 20,
  2000 to Andrew
  Hirschberg for cash
  (at $1 per share)             --       --       --       --         30,000          3         29,997

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 for cash
  (at $1 per share)             --       --       --       --         50,000          5         49,995

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Basic
  Investments for cash
  (at $1 per share)             --       --       --       --         25,000          3         24,997

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Isaac
  Sternheim for cash
  (at $1 per share)             --       --       --       --         25,000          3         24,997

Issuance of 16,700
  shares of common
  stock on April 20,
  2000 to Kevin
  Gallagher for cash
  (at $1 per share)             --       --       --       --         16,700          2         16,698

Adjustment to rebate
  payable                       --       --       --       --             --         --         (1,058)

Conversion of F
  Mulchahy -- Domain
  name                          --       --       --       --         10,000          1          9,999


Conversion of George
  Santacroce 2,000,000
  shares of common stock        --       --       --       --      2,000,000        200         59,800
                             -------------------------------------------------------------------------
Totals carried forward       7,052        1    1,058       --     44,109,052      4,412      2,710,657


                                                 Deficit
                               Receivable in   Accumulated
                                Connection     During the        Treasury Stock
                                with Equity    Development     -------------------
                                Transaction       Stage         Shares     $              Total
                                ------------------------------------------------------------------
Totals brought forward                            (162,823)          --         --       2,424,525

Issuance of 22,500
  shares of common
  stock on November 30,
  1999 for cash
  (at $1 per share)                                     --           --         --          22,500

Registration costs
  incurred                                              --           --         --        (218,530)

Issuance of 7,052
  shares of Class A
  common stock                                          --           --         --           7,052

Issuance of 1,058
  shares of Class B
  common stock                                          --           --         --           1,058

Net loss                                        (1,721,523)          --         --      (1,721,523)
                                ------------------------------------------------------------------
Balance,
  December 31, 1999                             (1,884,346)          --         --         515,082

Issuance of
  shares of common
  stock on April 20,
  2000 to Frank
  Carone for cash (at
  $1 per share)                                         --           --         --          50,000

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 to Union
  Resources Enterprises,
  Ltd. for cash (at $1
  per share)                                            --           --         --          50,000

Issuance of 30,000
  shares of common
  stock on April 20,
  2000 to Andrew
  Hirschberg for cash
  (at $1 per share)                                     --           --         --          30,000

Issuance of 50,000
  shares of common
  stock on April 20,
  2000 for cash
  (at $1 per share)                                     --           --         --          50,000

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Basic
  Investments for cash
  (at $1 per share)                                     --           --         --          25,000

Issuance of 25,000
  shares of common
  stock on April 20,
  2000 to Isaac
  Sternheim for cash
  (at $1 per share)                                     --           --         --          25,000

Issuance of 16,700
  shares of common
  stock on April 20,
  2000 to Kevin
  Gallagher for cash
  (at $1 per share)                                     --           --         --          16,700

Adjustment to rebate
  payable                                               --           --         --          (1,058)

Conversion of F
  Mulchahy -- Domain
  name                                                  --           --         --          10,000


Conversion of George
  Santacroce 2,000,000
  shares of common stock                                --           --         --          60,000
                                ------------------------------------------------------------------
Totals carried forward                          (1,884,346)          --         --         830,724

                                Class A           Class B                Class C          Additional
                             --------------    --------------     --------------------      Paid-in
                             Shares     $      Shares     $       Shares         $          Capital
                             -------------------------------------------------------------------------
Totals brought forward       7,052        1    1,058       --     44,109,052      4,411      2,710,657


Conversion of Frank
  Mulchahy 25,000
  shares of common stock
  (at $.60 per share)           --       --       --       --         25,000          3         14,997


Conversion of Facilities
  Solutions                     --       --       --       --         11,000          1             (1)

Don Senerath Loan               --       --       --       --             --         --        300,000

To reverse IC accrual
  which was forgiven            --       --       --       --             --         --        115,000

Issuance of 179,682,080
  shares of Compuces, Inc.
  for cash (at $.0017
  per share)                    --       --       --       --    179,682,080     17,968        282,032

Issuance of 1,928 shares
  of Class A common stock    1,928       --       --       --             --         --          1,928

Issuance of 930 shares
  of Class B common stock       --       --      930       --             --         --            930


Net loss                        --       --       --       --             --         --             --
                             -------------------------------------------------------------------------
Balance,
  December 31, 2000          8,980        1    1,988       --    223,827,132     22,383      3,425,543
                             =========================================================================

                                                 Deficit
                               Receivable in   Accumulated
                                Connection     During the        Treasury Stock
                                with Equity    Development     -------------------
                                Transaction       Stage         Shares     $              Total
                                ------------------------------------------------------------------
Totals brought forward                          (1,884,346)          --         --         830,723


Conversion of Frank
  Mulchahy 25,000
  shares of common stock
  (at $.60 per share)                                   --           --         --          15,000


Conversion of Facilities
  Solutions                                             --           --         --              --

Don Senerath Loan                                       --           --         --         300,000

To reverse IC accrual
  which was forgiven                                    --           --         --         115,000

Issuance of 179,682,080
  shares of Compuces, Inc.
  for cash (at $.0017
  per share)                       (5,929)              --           --         --         294,071

Issuance of 1,928 shares
  of  Class A common stock                               --           --         --           1,928

Issuance of 930 shares
  of Class B common stock                               --           --         --             930

Net loss                                        (1,478,999)          --         --      (1,478,999)
                                ------------------------------------------------------------------
Balance,
  December 31, 2000                (5,929)      (3,363,345)          --         --          78,653
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

                                                                                Period from
                                                                                January 14,
                                                                                    1998
                                                                               (Inception) to
                                                    Year Ended    Year Ended     Year Ended
                                                    December 31,  December 31,   December 31,
                                                       2000          1999           2000
                                                   ----------------------------------------
Cash flows from operating activities:
  Net loss                                         $(1,478,999)  $(1,721,523)  $(3,363,345)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss from discontinued operations                  628,093     1,237,490     1,924,458
    Depreciation and amortization                      489,742       180,249       677,499
    Amortization of software license                   127,705       104,845       232,550
    Amortization of other assets                         5,556        12,774        18,330
    Warrants and common stock issued for services                     29,510        29,510
  Changes in Operations Assets and Liabilities:
    Prepaid expenses                                    59,308       (59,308)           --
    Other assets                                        20,644           672        20,644
    Due from related parties                           (66,450)                    (66,450)
    Accounts payable                                   542,150       105,157       656,531
    Interest payable on loans                           13,906                      13,906
    Due to ICES                                         17,602                      17,602
    Due to related parties                                           176,850       200,000
    Other current liabilities                          (44,408)       63,044        33,365
    Net cash used in operating activities of
     discontinued operations                          (683,093)   (1,237,490)   (1,804,458)
                                                   -----------   -----------   -----------
       Net cash used in operating activities
         of continuing operations                     (368,244)   (1,107,730)   (1,409,858)
                                                   -----------   -----------   -----------

Cash flows from investing activities:
    Purchase of property and equipment                 (13,925)     (256,958)     (280,810)
    Software development costs                                      (447,120)     (516,545)
    Loan to stockholder                                 12,201       (12,201)           --
    Purchase of software license                                    (270,276)     (270,276)
    Payment of security deposits                                    (183,696)     (187,196)
                                                   -----------   -----------   -----------
       Net cash used in investing activities
         of continuing operations                       (1,724)   (1,170,251)   (1,254,827)
                                                   -----------   -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock             248,500     2,065,970     2,514,670
    Proceeds from revolving credit line - ICES         190,450                     190,450
    Payment on loan to International Computing, LLC     (5,034)                     (5,034)
    Proceeds from notes payable-stockholders           140,000       200,000       340,000
    Payments of capital lease obligations             (242,626)     (124,930)     (372,952)
                                                   -----------   -----------   -----------
       Net cash provided by financing activities
         of continuing operations                      331,290     2,141,040     2,667,134
                                                   -----------   -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                          (38,678)     (136,941)        2,449

Cash and cash equivalents, beginning of period          41,127       178,068            --
                                                   -----------   -----------   -----------
Cash and cash equivalents, end of period           $     2,449   $    41,127   $     2,449
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

USE OF ESTIMATES


The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include estimates and assumptions of management that affect the amounts reported in the financial statements. Actual results could differ from these estimates.


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

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 3 - PROPERTY AND EQUIPMENT


         Property and equipment consists of:
         Computer equipment                                       $712,730
         Office equipment                                            7,435
         Leasehold improvements                                    197,835
                                                                  --------
                                                                   918,000
         Less accumulated depreciation and
                amortization                                       445,239
                                                                  --------
                                                                  $472,761
                                                                  ========

Note 4 - CAPITAL LEASE OBLIGATIONS

         Capital lease obligations consist of: Capital lease
         obligations,  payable in monthly installments of
         $22,679,  including interest between 7.45% and
         11%, maturing in December 2001, collateralized by
         specific equipment with a carrying value of $299,961     $264,785

         Less amount representing interest                          10,345
                                                                  --------
                                                                   254,440
         Less current portion                                      254,440
                                                                   -------
                                                                   $     0
                                                                   =======


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

Note 7 - DEPRECIATION AND AMORTIZATION


Depreciation and amortization for property, equipment and leasehold improvements of $304,894 and $134,138 for the years ended December 31, 2000 and 1999, respectively, is included in general and administrative expenses. From inception to date, depreciation and amortization of $446,441 is included in general and administrative expenses.


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

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



Note 9 - INCOME TAXES


At December 31, 2000, the Company has federal and state net operating loss carryforwards ("NOLs") of approximately $804,000 for tax purposes that will be available to offset future taxable income. If not used, these carryforwards will expire at various dates through 2020. A deferred tax asset has not been recognized at December 31, 2000 for these NOLs as it is more likely than not that these deferred tax assets will not be realized. The amount of deferred tax assets considered realizable, however, could be increased in the near term based upon changing conditions. The Company has established a valuation allowance of approximately $322,000 with respect to these federal and state carryforwards. The difference between the statutory rate of 34% and the Company's effective rate of 0% is due to the change in the valuation allowance. The valuation allowance decreased by $408,000 during the year ended December 31, 2000 due to the elimination of deferred tax assets and increased by $664,900 during the year ended December 31, 1999.


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

IC, formerly known as Digital Pulp Technologies, LLC, provides software and system integration consultation services in connection with the Company's efforts to build its web site and to develop its proprietary tracking technology. ICES and an entity partially owned by Don S. Senerath, the Company's Chief Executive Officer, own IC. For the period from inception through December 31, 1998, the Company paid IC $89,425 for such consulting service. In March 1999, the Company entered into an oral agreement with IC to continue to provide software and systems integration consultation services to the Company, which will be paid $50,000 per month for such service through completion of the proprietary software development. A total of $250,000 was paid pursuant to this

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 10 - RELATED PARTY TRANSACTIONS (Continued)

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




Note 12 - STOCK OPTION PLAN

In October 1999, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1999 Plan") which provides for the granting of options to purchase up to 4,000,000 shares of common stock, pursuant to which key employees, directors and consultants are eligible to receive incentive and/or non-qualified stock options. The exercise period, vesting period and price of options granted under the 1999 Plan are determined by the Board of Directors. The exercise price for incentive stock options must not be less than the fair market value of the shares of common stock on the date of the grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant.


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

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 12 - STOCK OPTION PLAN (Continued)

On May 1, 2000, the Company issued options to purchase 203,000 shares of the common stock at $.10 per share that expire in May 2005 to employees. At the time the options were issued, the fair value of the Company's common stock was $.002 per share. Accordingly, no compensation costs were recorded.

A summary of applicable option activity and related information for the year ended December 31, 2000 is as follows:


                                                                Weighted-Average
                                                  Options         Exercise Price
                                                  -------       ----------------
Options outstanding at January 1, 1999              -0-                -0-
Options granted                                   2,317,500          $2.58
Exercised                                           -0-                -0-
Cancelled                                           -0-                -0-
                                                 ----------
Options outstanding at December 31, 1999          2,317,500          $2.58
Granted                                             203,000          $0.10
Exercised                                           -0-                -0-
Cancelled                                        (2,002,500)         $2.82
Options outstanding at December 31, 2000            518,000          $0.67
                                                 ==========
Options exercisable at December 31, 1999            315,000          $1.04
                                                 ==========
Options exercisable at December 31, 2000            518,000          $0.67
                                                 ==========


The weighted-average fair value of the five year options granted during 1999 was $.56. Exercise prices for options outstanding ranged from $.10 to $1.15 as of December 31, 2000. These options expire at various times through May 2005 and have a weighted average remaining contractual life of 4.39 years.


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


Note 12 - STOCK OPTION PLAN (Continued)


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