Form 10QSB
period 2001-03-31
YOUNETWORK CORP
filed 2001-05-15
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly period ended March 31, 2001.

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

                                 (212) 647-8901
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                     115 East 23rd, New York, New York 10010
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

      State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001, 10,968 shares of Registrant's Class B Common Stock, $.0001 par value, were outstanding and 223,827,132 shares of Registrant's Class C Common Stock, $.0001 par value, were outstanding.

                             YOUNETWORK CORPORATION
              10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number

Part I: Financial Information

Item 1  Financial Statements

   Condensed Balance Sheets as of March 31, 2001 (unaudited) and
   December 31, 2000 ....................................................   -3-

   Condensed Statement of Operations for the Three Months Ended
   March 31, 2001 and 2000 and for the period January 14, 1998
   (Inception) to March 31, 2001 (Unaudited) ............................   -4-

   Condensed Statements of Stockholders' Equity (Deficiency) for the
   Three Months Ended March 31, 2001 and for the period January 14, 1998
   (Inception) to March 31, 2001 (Unaudited) ............................   -5-

   Condensed Statements of Cash Flows for the Three Months Ended
   March 31, 2001 and 2000 and for the period January 14, 1998
   (Inception) to March 31, 2001 (Unaudited) ............................   -8-

   Notes to Condensed Unaudited Financial Statements ....................  -10-

Item 2 Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..................................  -16-

Part II: Other Information

Item 1 Legal Proceedings ................................................  -20-

Item 2 Changes in Securities and Use of Proceeds ........................  -20-

Item 3 Defaults Upon Senior Securities ..................................  -20-

Item 4 Submission of Matters to a Vote of Security Holders ..............  -20-

Item 5 Other Information ................................................  -21-

Item 6 Exhibits and Reports on Form 8-K .................................  -21-

Signatures ..............................................................  -22-

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                            Condensed Balance Sheets
                   As of March 31, 2001 and December 31, 2000

                                     ASSETS
                                     ------

                                                                           March 31, 2001      December 31, 2000
                                                                            (Unaudited)
                                                                           --------------      -----------------
Current assets:
  Cash and cash equivalents                                                $     2,657            $     2,449
  Due from related parties                                                      95,500                 66,450
                                                                           -----------            -----------
                    Total current assets                                        98,157                 68,899
                                                                           -----------            -----------

Property and equipment, net                                                    396,408                472,761
                                                                           -----------            -----------

Other assets:
  Software development costs, net                                              277,274                323,486
  Software license, net                                                         15,090                 37,726
  Security deposits                                                            100,126                187,452
  Other assets                                                                  15,600                 21,074
  Intangible assets, net                                                        17,361                 19,444
                                                                           -----------            -----------
                  Total other assets                                           425,451                589,182
                                                                           -----------            -----------

                                                                           $   920,016            $ 1,130,842
                                                                           ===========            ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY/(Deficiency)
                -------------------------------------------------

Current liabilities:
  Current portion of capital lease obligations                             $   165,013            $   254,440
  Notes payable - stockholders                                                 100,000                100,000
  Revolving credit line - ICES                                                 292,035                   --
  Accrued interest payable - related parties                                    22,862                   --
  Accounts payable                                                             223,434                247,460
  Other current liabilities                                                     35,167                 33,365
                                                                           -----------            -----------
                      Total current liabilities                                838,511                635,265
                                                                           -----------            -----------

Revolving credit line - ICES                                                        --                190,450
Accrued interest payable - related parties                                          --                 13,906
Due to Related Party - other                                                        --                 17,602
Due to related party - International Computing, LLC                            194,966                194,966
                                                                           -----------            -----------
                      Total other liabilities                                  194,966                416,924

                                                                           -----------            -----------
                      Total liabilities                                      1,033,477              1,052,189
                                                                           -----------            -----------

Comittments and Contingencies

Stockholders' equity/(deficiency):

Common stock:

Class A - par value $.0001 per share:
  Authorized - 1,500,000 shares, none outstanding
Class B - par value $.0001 per share:
  Authorized - 1,500,000 shares
  Issued and outstanding - 10,968 shares                                             1                      1
Class C - par value $.0001 per share:
  Authorized - 247,000,000 shares
  Issued and outstanding - 223,827,132 shares                                   22,383                 22,383
Additional paid-in capital                                                   3,425,543              3,425,543
Receivable in connection with equity transaction                                (2,782)                (5,929)
Deficit accumulated during the development stage                            (3,558,606)            (3,363,345)

                                                                           -----------            -----------
                Total stockholders' equity / (deficiency)                     (113,461)                78,653
                                                                           -----------            -----------

                                                                           $   920,016            $ 1,130,842
                                                                           ===========            ===========

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
               for the Three Months Ended March 31, 2001 and 2000
       and for the Period January 14, 1998 (Inception) to March 31, 2001
                                   (Unaudited)

                                                                                                            For the Period
                                                               Three Months           Three Months         January 14, 1998
                                                              Ended March 31,       Ended March 31,         (Inception) to
                                                                   2001                  2000                March 31, 2001
                                                              ---------------       ---------------        ----------------
Revenue                                                       $      40,050          $          --          $     106,500

General and administrative expenses                                 216,694                289,555              1,633,022
                                                              -------------          -------------          -------------

Operating loss                                                     (176,644)              (289,555)            (1,526,522)

Interest (expense)  income:
  Interest expense                                                  (18,617)               (18,987)              (118,861)
  Interest income                                                        --                    241                 11,235

Loss from continuing operations                                    (195,261)              (308,301)            (1,634,148)

Loss from discontinued operations (net
  of income taxes)                                                       --                (49,007)            (1,924,458)
                                                              -------------          -------------          -------------
Net loss                                                      $    (195,261)         $    (357,308)         $  (3,558,606)
                                                              =============          =============          =============

Basic and diluted net loss per common share:
Loss from continuing operations                               $          --          $       (0.01)
Loss from discontinued operations                                        --                     --
                                                              -------------          -------------
Net loss per common share, basic and diluted                  $          --          $       (0.01)
                                                              =============          =============

Weighted average of common shares outstanding -
basic and diluted                                               223,827,132             41,862,495
                                                              =============          =============

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
            Condensed Statements of Stockholders' Equity (Deficiency)
                                   (Unaudited)

                                                                                                                Receivable in
                                                Class A        Class B             Class C         Additional    Connection
                                           ----------------------------------------------------      Paid-in     with Equity
                                           Shares     $    Shares    $      Shares         $         Capital     Transaction
                                           ------------------------------------------------------------------------------------
Issuance of 24,090,000 shares of common
  stock on January 22, 1998 for cash (at
  less than $.01 per share)                   --    $ --     --   $ --    24,090,000    $ 2,409     $ (2,209)     $    --

Issuance of 8,910,000 shares of common
  stock on December 4, 1998 for cash
  (at $.02 per share)                         --      --     --     --     8,910,000        891      199,109           --

Net loss                                      --      --     --     --            --         --           --           --

                                           ------------------------------------------------------------------------------------
Balance, December 31, 1998                    --      --     --     --    33,000,000      3,300      196,900           --

Issuance of 4,630,000 shares of common
  stock on March 22, 1999 for cash (at
  $.01 per share)                             --      --     --     --     4,630,000        463      462,537           --

Exercise of common stock purchase
  warrants for no cash proceeds in
  accordance with anti-dilutive provisions    --      --     --     --     1,479,452        148         (148)          --

Issuance of 2,050,000 shares of common
  stock on April 19, 1999 for cash (at $.50
  per share)                                  --      --     --     --     2,050,000        205    1,024,795           --

Issuance of warrants for web site design      --      --     --     --            --         --       38,000           --

Issuance of warrants for portion of
  computer equipment lease                    --      --     --     --            --         --       54,748           --

Issuance of 595,000 shares of common
  stock on August 19, 1999 for cash
  (at $1 per share)                           --      --     --     --       595,000         59      594,941           --

Issuance of 29,000 shares of common
  stock on October 13, 1999 for cash
  (at $1 per share)                           --      --     --     --        29,000          3       28,997           --

Issuance of 6,400 shares of common
  stock on October 1, 1999 for
  advertising (at $1 per share)               --      --     --     --         6,400          1        6,399           --

Issuance of warrants for leasehold
  improvements                                --      --     --     --            --         --       11,000           --

Issuance of 15,000 shares of common
  stock on November 9, 1999 for lease
  broker fees (at $1 per share)               --      --     --     --        15,000          2       14,998           --

Issuance of 25,000 shares of common
  stock on December 5, 1999 for cash
  (at $1 per share)                           --      --     --     --        25,000          2       24,998           --

Shares contributed                            --      --     --     --            --         --           --           --

Issuance of 250,000 shares of common
  stock on November 7, 1999 for cash
  (at $.50 per share)                         --      --     --     --            --         --      125,000           --
                                           ------------------------------------------------------------------------------------
Totals carried forward                        --      --     --     --    41,829,852      4,183    2,583,165           --


                                                          Deficit
                                                        Accumulated
                                                         During the     Treasury Stock
                                                        Development     ---------------
                                                           Stage           Shares   $            Total
                                                       ------------------------------------------------
Issuance of 24,090,000 shares of common
  stock on January 22, 1998 for cash (at
  less than $.01 per share)                            $       --         --     $  --     $       200

Issuance of 8,910,000 shares of common
  stock on December 4, 1998 for cash
  (at $.02 per share)                                          --         --        --         200,000

Net loss                                                 (162,823)        --        --        (162,823)
                                                       ------------------------------------------------
Balance, December 31, 1998                               (162,823)        --        --          37,377

Issuance of 4,630,000 shares of common
  stock on March 22, 1999 for cash (at
  $.01 per share)                                              --         --        --         463,000

Exercise of common stock purchase
  warrants for no cash proceeds in
  accordance with anti-dilutive provisions                     --         --        --              --

Issuance of 2,050,000 shares of common
  stock on April 19, 1999 for cash (at $.50
  per share)                                                   --         --        --       1,025,000

Issuance of warrants for web site design                       --         --        --          38,000

Issuance of warrants for portion of
  computer equipment lease                                     --         --        --          54,748

Issuance of 595,000 shares of common
  stock on August 19, 1999 for cash
  (at $1 per share)                                            --         --        --         595,000

Issuance of 29,000 shares of common
  stock on October 13, 1999 for cash
  (at $1 per share)                                            --         --        --          29,000

Issuance of 6,400 shares of common
  stock on October 1, 1999 for
  advertising (at $1 per share)                                --         --        --           6,400

Issuance of warrants for leasehold
  improvements                                                 --         --        --          11,000

Issuance of 15,000 shares of common
  stock on November 9, 1999 for lease
  broker fees (at $1 per share)                                --         --        --          15,000

Issuance of 25,000 shares of common
  stock on December 5, 1999 for cash
  (at $1 per share)                                            --         --        --          25,000

Shares contributed                                             --    250,000        --

Issuance of 250,000 shares of common
  stock on November 7, 1999 for cash
  (at $.50 per share)                                          --   (250,000        --         125,000
                                                       ------------------------------------------------
Totals carried forward                                   (162,823)        --        --       2,424,525

                                                                                                                Receivable in
                                                Class A        Class B             Class C         Additional    Connection
                                           ----------------------------------------------------      Paid-in     with Equity
                                           Shares     $    Shares    $      Shares         $         Capital     Transaction
                                           ------------------------------------------------------------------------------------
Totals brought forward                        --      --     --     --    41,829,852      4,183    2,583,165           --

Issuance of 22,500 shares of common
  stock on November 30, 1999 for cash
  (at $1 per share)                           --      --     --     --        22,500          2       22,498           --

Registration costs incurred                   --      --     --     --            --         --     (218,530)          --

Issuance of 7,052 shares of Class A
  common stock                             7,052       1     --     --            --         --        7,051           --

Issuance of 1,058 shares of Class B
  common stock                                --      --  1,058     --            --         --        1,058           --

Net loss                                      --      --     --                   --         --           --           --

                                           ------------------------------------------------------------------------------------
Balance, December 31, 1999                 7,052       1  1,058     --    41,852,352      4,185    2,395,242           --

Conversion of F. Mulchahy - Domain
  name                                        --      --     --     --        10,000          1        9,999           --

Conversion of Facilties Solutions             --      --     --     --        11,000          1           (1)          --

Issuance of  50,000 shares of common
  stock on April 20, 2000 to Frank
  Carone for cash (at $1 per share)           --      --     --     --        50,000          5       49,995           --

Issuance of 50,000 shares of common
  stock on April 20, 2000 to Union
  Resources Enterprises, Ltd. for
  cash (at $1 per share)                      --      --     --     --        50,000          5       49,995           --

Issuance of 30,000 shares of common
  stock on April 20, 2000 to Andrew
  Hirschberg for cash (at $1 per share)       --      --     --     --        30,000          3       29,997           --

Issuance of 50,000 shares of common
  stock on April 20, 2000 for cash
  (at $1 per share)                           --      --     --     --        50,000          5       49,995           --

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Basic
  Investments for cash (at $1 per share)      --      --     --     --        25,000          3       24,997           --

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Isaac
  Sternheim for cash (at $1 per share)        --      --     --     --        25,000          3       24,997           --

Issuance of 16,700 shares of common
  stock on April 20, 2000 to Kevin
  Gallagher for cash (at $1 per share)        --      --     --     --        16,700          1       16,698           --

Adjustment to rebate payable                  --      --     --     --            --         --       (1,058)          --

Conversion of George Santacroce
  2,000,000 shares of common stock
  on May 1, 2000                              --      --     --     --     2,000,000        200       59,800           --

                                           ------------------------------------------------------------------------------------
Totals carried forward                     7,052       1  1,058     --    44,120,052      4,412    2,710,656           --


                                                          Deficit
                                                        Accumulated
                                                         During the     Treasury Stock
                                                        Development     ---------------
                                                           Stage           Shares   $            Total
                                                       ------------------------------------------------
Totals brought forward                                  (162,823)         --        --       2,424,525

Issuance of 22,500 shares of common
  stock on November 30, 1999 for cash
  (at $1 per share)                                           --          --        --          22,500

Registration costs incurred                                   --          --        --        (218,530)

Issuance of 7,052 shares of Class A
  common stock                                                --          --        --           7,052

Issuance of 1,058 shares of Class B
  common stock                                                --          --        --           1,058

Net loss                                             (1,721,523)          --        --      (1,721,523)
                                                      -------------------------------------------------
Balance, December 31, 1999                           (1,884,346)          --        --         515,082

Conversion of F. Mulchahy - Domain
  name                                                        --          --        --          10,000

Conversion of Facilties Solutions                             --          --        --              --

Issuance of  50,000 shares of common
  stock on April 20, 2000 to Frank
  Carone for cash (at $1 per share)                           --          --        --          50,000

Issuance of 50,000 shares of common
  stock on April 20, 2000 to Union
  Resources Enterprises, Ltd. for
  cash (at $1 per share)                                      --          --        --          50,000

Issuance of 30,000 shares of common
  stock on April 20, 2000 to Andrew
  Hirschberg for cash (at $1 per share)                       --          --        --          30,000

Issuance of 50,000 shares of common
  stock on April 20, 2000 for cash
  (at $1 per share)                                           --          --        --          50,000

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Basic
  Investments for cash (at $1 per share)                      --          --        --          25,000

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Isaac
  Sternheim for cash (at $1 per share)                        --          --        --          25,000

Issuance of 16,700 shares of common
  stock on April 20, 2000 to Kevin
  Gallagher for cash (at $1 per share)                        --          --        --          16,699

Adjustment to rebate payable                                  --          --        --          (1,058)

Conversion of George Santacroce
  2,000,000 shares of common stock
  on May 1, 2000                                              --          --        --          60,000

                                                      -------------------------------------------------
Totals carried forward                               (1,884,346)          --        --         830,723


                                                                                                                Receivable in
                                                Class A        Class B             Class C         Additional    Connection
                                           ----------------------------------------------------      Paid-in     with Equity
                                           Shares     $    Shares    $      Shares         $         Capital     Transaction
                                           ------------------------------------------------------------------------------------
Totals brought forward                     7,052       1  1,058     --    44,120,052      4,412    2,710,656           --

Conversion of Frank Mulchahy 25,000
  shares of common stock (at
  $.60 per share)                             --      --     --     --        25,000          3       14,997           --

Don Senerath Loan                             --      --     --     --            --         --      300,000           --

To reverse IC accrual which was
  forgiven                                    --      --     --     --            --         --      115,000           --

Issuance of 179,682,080 shares of
  Compuces, Inc. for cash (at $.0017
  per share)                                  --      --     --     --   179,682,080     17,968      282,032       (5,929)

Issuance of 1,928 shares of Class A
  common stock                             1,928      --     --     --            --         --        1,928           --

Issuance of 930 shares of Class B
  common stock                                --      --    930     --            --         --          930           --

Conversion of Class A Shares to
  Class B Shares                          (8,980)     (1) 8,980      1            --         --           --           --

Net loss                                      --      --     --     --            --         --           --           --

                                           ------------------------------------------------------------------------------------
Balance, December 31, 2000                    --      -- 10,968      1   223,827,132     22,383    3,425,543       (5,929)

Payment in connection with
  equity transaction                          --      --     --     --            --         --           --        3,147

Net loss                                      --      --     --     --            --         --           --            0

Balance (deficiency), March 31, 2001          --    $ -- 10,968    $ 1   223,827,132   $ 22,383    3,425,543     $ (2,782)
                                           ====================================================================================



                                                          Deficit
                                                        Accumulated
                                                         During the     Treasury Stock
                                                        Development     ---------------
                                                           Stage           Shares   $            Total
                                                     --------------------------------------------------
Totals brought forward                               (1,884,346)           --     --         830,723

Conversion of Frank Mulchahy 25,000
  shares of common stock (at
  $.60 per share)                                            --            --     --          15,000

Don Senerath Loan                                            --            --     --         300,000

To reverse IC accrual which was
  forgiven                                                   --            --     --         115,000

Issuance of 179,682,080 shares of
  Compuces, Inc. for cash (at $.0017
  per share)                                                 --            --     --         294,071

Issuance of 1,928 shares of Class A
  common stock                                               --            --     --           1,928

Issuance of 930 shares of Class B
  common stock                                               --            --     --             930

Conversion of Class A Shares to
  Class B Shares                                             --            --     --              --

Net loss                                             (1,478,999)           --     --      (1,478,999)


Balance, December 31, 2000                           (3,363,345)           --     --          78,654

Payment in connection with
  equity transaction                                         --            --     --           3,147

Net loss                                               (195,261)           --     --        (195,261)

Balance (deficiency), March 31, 2001               $ (3,558,606)           --   $ --      $ (113,461)
                                                   =========================================================

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
             for the Three Months Ended March 31, 2001 and 2000 and
          for the Period January 14, 1998 (Inception) to March 31, 2001
                                   (Unaudited)

                                                                                                        Period form
                                                                             Three          Three       January 14,
                                                                             Months         Months         1988
                                                                             Ended          Ended      (Inception)
                                                                            March 31,      March 31,     March 31,
                                                                              2001           2000          2001
                                                                          ------------   -----------    ------------
Cash flows from operating activities:
  Net loss                                                                $  (195,261)   $  (357,308)   $(3,558,606)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Loss from discontinued operations                                                         49,007      1,924,458
    Depreciation and amortization                                             122,565        122,056        800,064
    Amortization of software license                                           22,636         44,933        255,186
    Amortization of other assets                                                2,083                        20,413
    Warrants and common stock issued for services                                                            29,510
  Changes in Other Assets and Liabilities:
    Other assets                                                                5,474         12,135         26,118
    Due from related parties                                                                                (66,450)
    Accounts payable                                                          (24,026)       134,114        632,505
    Interest payable on loans                                                   8,956                        22,862
    Due to ICES                                                                                              17,602
    Due to related parties                                                    (46,652)       (52,768)       153,348
    Other current liabilities                                                   1,802         30,192         35,167
    Net cash used in operating activities of discontinued operations                        (224,007)    (1,804,458)
                                                                          -----------    -----------    -----------
     Net cash used in operating activities of continuing operations          (102,423)      (241,646)    (1,512,281)
                                                                          -----------    -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                       (12,925)      (280,810)
    Software development costs                                                                   (70)      (516,545)
    Loan to stockholder                                                                       (8,103)
    Purchase of software license                                                                           (270,276)
    Payment of security deposits                                               87,326                       (99,870)
                                                                          -----------    -----------    -----------
     Net cash provided by (used in) investing activities of
      continuing operations                                                    87,326        (21,098)    (1,167,501)
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                   196,700      2,514,670
    Proceeds from revolving credit line - ICE                                 101,585                       292,035
    Payment on loan to International Computing, LLC                                                          (5,034)
    Proceeds from notes payable stockholders                                                 110,000        340,000
    Proceeds from receivable in connection with equity transaction              3,147                         3,147
    Payments of capital lease obligations                                     (89,427)       (63,614)      (462,379)
                                                                          -----------    -----------    -----------
     Net cash provided by financing activities of continuing operations        15,305        243,086      2,682,439
                                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                              208        (19,658)         2,657

Cash and cash equivalents, beginning of period                                  2,449         41,127
                                                                          -----------    -----------    -----------
Cash and cash equivalents, end of period                                  $     2,657    $    21,469    $     2,657
                                                                          ===========    ===========    ===========

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                      Statements of Cash Flows (Concluded)

        Supplemental Disclosure of Cash Flow Information

                                                                                                        Period form
                                                                             Three          Three      January 14,
                                                                             Months         Months         1988
                                                                             Ended          Ended      (Inception)
                                                                            March 31,      March 31,     March 31,
                                                                              2001           2000          2001
                                                                          ------------   -----------    ------------
  Interest paid                                                           $     5,335    $     9,108    $    73,825
                                                                          ===========    ===========    ===========
  Supplemental Schedule of Non-Cash Investing and Financing Activities
Capital lease obligation incurred for the acquisition of equipment                                      $   627,392
                                                                          ===========    ===========    ===========
Issuance of Class A common stock for services                                                           $    21,400
                                                                          ===========    ===========    ===========
Issuance of Class C common stock for various costs                                                      $   319,071
                                                                          ===========    ===========    ===========
Contribution to capital for liabilities forgiven                                                        $   415,000
                                                                          ===========    ===========    ===========
Issuance of warrants for leasehold improvements                                                         $    11,000
                                                                          ===========    ===========    ===========
Issuance of Class C common stock for service mark                                        $    10,000    $    10,000
                                                                          ===========    ===========    ===========
Issuance of warrants for acquisition of software development costs                                      $    38,000
                                                                          ===========    ===========    ===========
Issuance of warrants for portion of computer equipment lease                                            $    54,748
                                                                          ===========    ===========    ===========

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

During 1999, the Company filed a registration statement under the Securities Act of 1933, as amended, to register 1,000,000 shares each of its Class A Common Stock, $.0001 par value per share ("Class A Shares") and Class B Common Stock, $.0001 par value per share ("Class B Shares"). Of the total number of the Class A Shares registered, 250,000 shares were reserved for issuance of one Class A share to each of the first 250,000 members at no cost. The remaining 750,000 shares of the Class A Shares were reserved for distribution to existing members based upon referring new members to the consumer network. This Registration Statement became effective in July 1999.

On May 19,  2000,  the  Company  and  Compuces,  Inc.,  a  Delaware  corporation
("Compuces"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company agreed to sell to Compuces, after giving effect to such sale, 80% of the Company's outstanding Class C Shares on a fully diluted basis. Accordingly, Compuces is the beneficial holder of approximately 80.3% of the Class C Shares and approximately 80.3% of the Company's outstanding voting securities, which include the Class B Shares.

Compuces is a wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation ("ICES"). ICES is a privately held company that develops, invests in and operates Internet technology-related companies.

The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company not to exceed $300,000. As of March 31, 2001, Compuces has advanced the Company $297,218 for the repayment of such debts.

The Company had developed an online consumer network comprised of consumers who were Internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Shares in the Company at $1.00 per share.

In June 2000, the Company terminated its Web site and related on-line business operations and, as a result, suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activities associated with the online business have been classified as discontinued operations. As a result of the termination of the Company's on-line business, members may only choose to have their previously earned purchase dividend rebate balances paid in cash. At March 31, 2001, $5,267 of such rebates were outstanding.

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

The condensed financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been condensed, or omitted, pursuant to these rules and regulations. The December 31, 2000 balance sheet and statement of stockholders' equity was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in The United States of America. These unaudited interim condensed financial statements should be read in conjunction with the Company's financial statements and related notes included in Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

The interim condensed financial statements presented herein as of March 31, 2001 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

USE OF ESTIMATES

The condensed financial statements have been prepared in conformity with accounting principles generally accepted in The United States of America and as such, include estimates and assumptions of management that affect the amounts reported in the financials statements. Actual results could differ from these estimates.

LOSS PER SHARE

Basic and diluted loss per share calculations are based on the weighted average number of common shares outstanding including common stock equivalents. The Company's basic and diluted earnings per share calculations are the same as earnings per share in the accompanying condensed statements of operations. The exercise of options and warrants have been excluded in the calculation of diluted earnings per share as the result would be antidilutive.

CHANGES IN CAPITAL

The Company did not receive any proceeds from the sale of its Class A or Class B shares and, in accordance with the terms of the Registration Statement, all 8,980 outstanding Class A shares were converted to Class B shares. As a result, the Company has 10,968 Class B Shares outstanding at March 31, 2001.

Note 2 - GOING CONCERN

The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses. This factor, in addition to a working capital deficiency and minimal revenue, raises substantial doubt as to the Company's ability to continue as a going concern. These accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since May 2000, ICES has advanced funds under a revolving promissory note ("Revolving Promissory Note") to the Company to satisfy its working capital requirements. Under the terms of the Revolving Promissory Note, the Company may borrow from ICES amounts not to exceed $750,000, with interest at 10% on principal advances only, and due in total as to principal and interest on or before January 31, 2002 without any prepayment penalty.

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

Note 3 - AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

Amortization of software development costs of $46,212 and $46,218 for the three months ended March 31, 2001 and 2000, respectively, is included in general and administrative expense. From January 14, 1998 (inception) to date, amortization of $277,271 is included in general and administrative expenses.

Note 4 - DEPRECIATION AND AMORTIZATION

Depreciation and amortization for property, equipment and leasehold improvements of $76,353 and $75,838 for the three months ended March 31, 2001 and 2000, respectively, is included in general and administrative expenses. From January 14, 1998 (inception) to date, depreciation and amortization of $522,793 is included in general and administrative expenses.

The capitalized software license fees and technical support costs (collectively referred to as the "Capitalized License") are being amortized on a straight-line basis over 24 months and 12 months, respectively, commencing July 1, 1999.

Capitalized License amortization of $22,636 and $44,933 for the three months ended March 31, 2001 and 2000, respectively, is included in general and administrative expenses. From January 14, 1998 (inception) to date, capitalized license amortization of $255,186 is included in general and administrative expenses.

Note 5 - DISCONTINUED OPERATIONS

In June 2000, the Company suspended its web site and related on-line business operations and, as a result, suspended the issuance of any additional Class A Shares and Class B Shares.

Subsequently, the Company has decided to terminate its on-line business and redeploy its infrastructure to provide eCommerce hosting management services. Accordingly, the operations and financial activities directly associated with the on-line business have been classified as discontinued operations.

The historical investment in the hardware, proprietary and leased licensed software and technology development consulting has, at nominal cost, been modified to be fully functional and scaleable as an eCommerce hosting platform. As a result, these investments and associated costs have not been classified as discontinued operations and an impairment loss has not been recognized.

Note 6 - INCOME TAXES

At March 31, 2001, the Company has federal and state net operating loss carryforwards ("NOLs") of approximately $999,000 for tax purposes that will be available to offset future taxable income. At December 31, 2000, these NOLs totaled approximately $804,000. If not used, these carryforwards will expire at various dates through 2021. A deferred tax asset has not been recognized at March 31, 2001 for these NOLs as it is more likely than not that these deferred tax assets will not be realized. The amount of deferred tax assets considered realizable, however, could be increased in the near term based upon changing conditions. The Company has established a valuation allowance of approximately $399,000 with respect to these federal and state carryforwards.

Note 7 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

The Company has provided hosting management services to various subsidiaries of ICES during the three months ended March 31, 2001 totaling $40,050.

The Company has borrowed $101,585 from ICES and has incurred interest expense in the amount of $6,031 under the Revolving Promissory Note during the three months ended March 31, 2001. At March 31, 2001, the Company owes ICES $292,035 and accrued interest of $12,626 under this note.

The Company has two non-interest bearing promissory notes payable of $60,000 and $40,000 outstanding at March 31, 2001.

Under the terms of an employment contract, George Santacroce, a former chief executive officer and director of the Company, was entitled to a severance payment in the amount of $120,000. He was issued an aggregate of 2,000,000 Class C Shares in lieu of $60,000 and all other options or agreements on May 1, 2000 and a non-interest bearing promissory note payable in the principal amount of $60,000. The Company has agreed to pay the aggregate principal amount under the note in twelve equal and consecutive monthly installments of $5,000 commencing January 1, 2001. No payments have been made and the Company is in negotiations to extend the payment term under this note.

The Company has a non-interest bearing promissory note to Don Senerath, the Company's Co-Chairperson, Chief Executive Officer and a Director of the Company ("Senerath") in the amount of $40,000. This amount is payable upon demand by Senerath to the extent that the Company has funds available for such purposes.

Pursuant to the Stock Purchase Agreement, the outstanding amount due of $194,966 to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which have occurred. Interest expense to IC for this debt totaled $2,924 for the three months ended March 31, 2001, and total amount outstanding is $10,236 at March 31, 2001.

Until July 21, 2000, IC was 100% owned by Steadfast Ventures, LLC, a Delaware limited liability company ("Steadfast"), of which Senerath is a member. Pursuant to a Unit Purchase Agreement dated July 21, 2000, ICES acquired 70% of the membership units in IC from Steadfast.

The Company has subleased its entire space to ICES, other than a minimal amount of space required to house the Company's computer facilities room, and has entered into a month to month shared lease arrangement with ICES based upon actual costs incurred for the computer facilities room space. The expenses totaled $2,927 during the three months ended March 31, 2001. The lease for the facility is in the name of the Company and the Company is obligated under this lease through June 2002. There are no guarantees for this lease by ICES.

The Company has entered into a management services agreement on October 1, 2000 with ICES at a cost of $2,500 per month for certain administrative functions provided to the Company, which include accounting, tax, legal and marketing services. The expenses totaled $7,500 during the three months ended March 31, 2001.

Note 8 - COMMITMENTS AND CONTINGENCIES

On or about March 30, 2001, the Company received a complaint from Globix Corporation claiming that $14,622 is allegedly due pursuant to a contract for computer services. The Company denies the claim and has received written notification from Globix Corporation on April 12, 2001 that they have withdrawn their complaint with respect to outstanding payments due.

A final judgment of possession with a warrant was issued to Waltox Corp., N.V. on March 30, 2001 by the Civil Court of the City of New York, New York County for the Company's non-payment of rent for office space for the months of December 2000 through February 2001. The Company is in the process of negotiating a stipulation of settlement relating to the judgment. To date, the Company has paid the December 2000 rent and has made payments totaling $10,000 against the remaining $35,000 due under the judgment.

An action was brought by EIN Corporation against the Company and Compuces in Civil Court of the City of New York, New York County on September 18, 2000, alleging breach of agreement and seeking to recover $27,514 for services allegedly rendered by the plaintiff. The Company entered into a settlement agreement on April 30, 2001 for $10,000 payable over eight months. The Company made the first required payment of $2,000 on May 1, 2001.

Other than the above actions, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against the Company. Management knows of no legal proceedings, pending or threatened, or judgments entered against any of the directors or officers in their capacity as such.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this section contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report and the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2000. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on the Company's results of operations are:

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

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirely by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

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

In June 2000, the Company terminated its Web site and related online business operations and suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activity associated with the online business have been classified as discontinued operations. As a result of the termination of its Web Site and related online business, the outstanding rebates can only be exchanged for cash. At March 31, 2001, $5,267 of such rebates are outstanding.

The Company did not receive any proceeds from the sale of its Class A or Class B shares and, in accordance with the terms of the Registration Statement, all 8,980 outstanding Class A shares were converted to Class B shares. As a result, the Company has 10,968 Class B Shares outstanding at March 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH MARCH 31, 2000

Since inception, the Company has been in the early stages of development and has had nominal amounts of revenue to date.

Total revenues were $40,050 for the three months ended March 31, 2001, an increase of $40,050 over the three months ended March 31, 2000. The Company incurred operating expenses in the amount of $216,694 during the three months ended March 31, 2001, a decrease of $72,861 as compared with the three months ended March 31, 2000. This reduction is principally comprised of lower accounting and legal fees ($35,216), occupancy expenses ($26,257), telecommunications costs ($9,381), and depreciation and amortization ($19,700) partially offset by additional expenses for early termination costs of leased equipment ($10,000) and management fees from ICES ($7,500).

All revenues and operating expenses relating to the former online business for the three months ended March 31, 2000 have been classified as discontinued operations.

As a result of the above, the Company's net loss was $195,000 for the three months ended March 31, 2001, a decrease of approximately $162,000 from a net loss of $357,000 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has incurred net losses of $3,558,606 and has a working capital deficiency of $740,354 at March 31, 2001.

During the three months ended March 31, 2000, the Company's cash flow requirements were provided principally by stockholder loans of $110,000 and subscriptions to purchase Class C Shares of $196,700. These shares were issued during the second quarter of 2000.

During the three months ended March 31, 2001, the Company's cash flow requirements were provided principally by related party loans of $101,585. In order to finance its future operations, the Company will continue to borrow against the Revolving Promissory Note from ICES. The total amount of principal borrowings permitted under said note is $750,000 and the total amount outstanding at March 31, 2001 is $292,035.

Interest expense under this Note totaled $6,031 for the three months ended March 31, 2001, and the total amount of accrued interest outstanding is $12,357 at March 31, 2001.

The consideration for the issuance of the Class C shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. For the three months ended March 31, 2001, Compuces advanced the Company $3,147 and, cumulatively, $297,218 through March 31, 2001. This amount has been treated as a capital investment and therefore bears no interest.

The Company continues to evaluate its operating cost structure and renegotiate existing relationships in order to reduce expenses, eliminate unnecessary spending and to shift expenses from fixed to variable. This process, coupled with services provided by ICES at beneficial rates to the Company, has resulted in an overall reduction in expenditures.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met should they exceed the funds available under the Revolving Promissory
Note issued by ICES.

The Company has historically financed its operations through working capital provided by operations, related party loans and advances and the private placement of equity securities. The Company's ability to continue its operations in any form is currently dependent on financing from external resources. There can be no assurance that additional capital will be available on terms favorable to the Company or at all, or that the Company will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. If additional funds are raised by the issuance of debt or other equity instruments, the Company may be subject to certain limitations in its operations, and the holders of such issued securities may have rights senior to those of the then existing holders of common stock. In the event that the Company experiences the need for additional capital, and is not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue the operations of the Company indefinitely.

The Company has been investigating additional sources of revenue through strategic alliances and acquisitions of existing businesses. Should the opportunity arise in which the Company's management believes that an acquisition candidate can be beneficial to future operations, the Company may seek to raise additional capital or to issue additional shares as necessary to complete such an acquisition. The Company is also considering filing a registration statement with the Securities and Exchange Commission for its shares in order to better position the Company to finance future operations and acquisitions and to increase stockholder value and liquidity.

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings.

            On or about March 30, 2001, the Company received a complaint from Globix Corporation claiming that $14,622 is allegedly due pursuant to a contract for computer services. The Company denies the claim and has received written notification from Globix Corporation on April 12, 2001 that they have withdrawn their complaint with respect to outstanding payments due.

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

            An action was brought by EIN Corporation against the Company and Compuces in Civil Court of the City of New York, New York County on September 18, 2000, alleging breach of agreement and seeking to recover $27,514 for services allegedly rendered by the plaintiff. The Company entered into a settlement on April 30, 2001 for $10,000 payable over eight months. The Company made the first required payment of $2,000 on May 1, 2001.

            Other than the above actions, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against the Company. Management knows of no legal proceedings, pending or threatened, or judgments entered against any of the directors or officers in their capacity as such.

Item 2      Changes in Securities and Use of Proceeds.

            None.

Item 3      Defaults Upon Senior Securities.

            None.

Item 4      Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 5      Other Information.

            None.

Item 6      Exhibits and Reports on Form 8-k.

            (a) Exhibits.

            None.

            (b) Current Reports on Form 8-K.

            None

                                   SIGNATURES

      In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            YOUNETWORK CORPORATION

Dated: May 14, 2001

                                            By: /s/ Don Senerath
                                                --------------------------------
                                            Chairman & Chief Executive Officer
                                            (Principal Executive Officer)

                                            By: /s/ Joseph C. Sienkiewicz
                                                --------------------------------
                                            Chief Financial Officer
                                            (Principal Financial Officer)