Form 10QSB
period 2001-06-30
YOUNETWORK CORP
filed 2001-07-30
CIK 1078306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly period ended June 30, 2001.

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

Yes [x]  No [ ]

      State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: As of July 23, 2001, 10,968 shares of Registrant's Class B Common Stock, $.0001 par value, were outstanding and 223,827,132 shares of Registrant's Class C Common Stock, $.0001 par value, were outstanding.

                             YOUNETWORK CORPORATION

               10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                         Page
                                                                        Number
Part I:   Financial Information

Item 1    Financial Statements

          Condensed Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000.............................   -3-

          Condensed  Statements of  Operations  for the
          Three And Six Months Ended June 30,  2001
          and 2000 and for the period  January 14, 1998
          (inception) to June 30, 2001 (unaudited)......................   -4-

          Condensed  Statements of Stockholders' Equity
          (Deficiency) for the Six Months Ended
          June 30, 2001 and for the period January 14, 1998
          (inception) to June 30, 2001 (unaudited)......................   -5-

          Condensed  Statements  of Cash Flows for the
          Six Months Ended June 30, 2001
          and 2000 and for the period January 14, 1998
          (inception) to June 30, 2001 (unaudited).....................    -8-

          Notes to Condensed Unaudited Financial Statements............   -10-

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   -14-

Part II:  Other Information

Item 1    Legal Proceedings............................................   -18-

Item 2    Changes in Securities and Use of Proceeds....................   -18-

Item 3    Defaults Upon Senior Securities..............................   -18-

Item 4    Submission of Matters to a Vote of Security Holders..........   -18-

Item 5    Other Information............................................   -18-

Item 6    Exhibits and Reports on Form 8-K.............................   -18-

Signatures.............................................................   -19-


                               YOUNETWORK CORPORATION
                           (A Development Stage Company)
                              Condensed Balance Sheets
                     As of June 30, 2001 and December 31, 2000

                                                                               June 30, 2001           December 31,
                                                                                (Unaudited)                 2000
                                                                                -----------            -----------

                                       ASSETS
                                       ------
Current assets:
  Cash and cash equivalents                                                     $       246            $     2,449
  Net current assets of discontinued operations                                          --                651,711
                                                                                -----------            -----------
                  Total current assets                                                  246                654,160
                                                                                -----------            -----------

Security deposits                                                                        --                 49,756
                                                                                -----------            -----------
                  Total other assets                                                     --                 49,756
                                                                                -----------            -----------

                                                                                $       246            $   703,916
                                                                                ===========            ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY
                 -------------------------------------------------

Current liabilities:
  Notes payable - stockholders                                                      100,000                100,000
  Note payable - ICES, Inc.                                                         269,295                     --
  Accrued interest payable - ICES, Inc.                                              19,643                     --
  Accounts payable                                                                   66,023                 74,974
  Other current liabilities                                                          29,984                 33,365
  Net current liabilities of discontinued operations                                314,578                     --
                                                                                -----------            -----------
                  Total current liabilities                                         799,523                208,339
                                                                                -----------            -----------

Due to related party - International Computing, LLC                                 194,966                194,966
Accrued interest payable - International Computing, LLC                              13,160                  7,311
Note payable - ICES, Inc.                                                                --                190,450
Accrued interest payable - ICES, Inc.                                                    --                  6,595
Due to Related Party - other                                                             --                 17,602
                                                                                -----------            -----------
                  Total other liabilities                                           208,126                416,924
                                                                                -----------            -----------
                  Total liabilities                                               1,007,649                625,263
                                                                                -----------            -----------

Commitments and Contingencies

Stockholders' (deficiency)/equity:

Common stock:

Class A - par value $.0001 per share:
  Authorized - 1,500,000 shares, none outstanding                                        --                     --
Class B - par value $.0001 per share:
  Authorized - 1,500,000 shares
  Issued and outstanding - 10,968 shares                                                  1                      1
Class C - par value $.0001 per share:
  Authorized - 247,000,000 shares
  Issued and outstanding - 223,827,132 shares                                        22,383                 22,383
Additional paid-in capital                                                        3,425,543              3,425,543
Receivable in connection with equity transaction                                         --                 (5,929)
Deficit accumulated during the development stage                                 (4,455,330)            (3,363,345)
                                                                                -----------            -----------
                  Total stockholders' (deficiency) / equity                      (1,007,403)                78,653
                                                                                -----------            -----------

                                                                                $       246            $   703,916
                                                                                ===========            ===========

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
            For the Three And Six Months Ended June 30, 2001 and 2000
        and for the Period January 14, 1998 (inception) to June 30, 2001
                                   (unaudited)

                                                                                                                     For the Period
                                                  Three Months     Three Months     Six Months       Six Months     January 14, 1998
                                                 Ended June 30,   Ended June 30,   Ended June 30,   Ended June 30,   (inception) to
                                                     2001             2000             2001            2000           June 30, 2001
                                                 --------------   --------------   --------------   --------------  ----------------
Revenue                                          $          --    $          --    $          --    $          --     $          --

General and administrative expenses                     23,549           45,589           49,706          132,530           351,161
                                                 -------------    -------------    -------------    -------------     -------------

Operating loss                                         (23,549)         (45,589)         (49,706)        (132,530)         (351,161)

Interest expense                                        (9,941)          (1,860)         (18,897)          (1,860)          (32,803)
Interest income                                            184               11              184              252            11,419
                                                 -------------    -------------    -------------    -------------     -------------
Loss from continuing operations                        (33,306)         (47,438)         (68,419)        (134,138)         (372,545)
                                                 -------------    -------------    -------------    -------------     -------------

Loss from discontinued operations (net
  of income taxes)                                    (234,698)        (700,755)        (394,846)        (971,352)       (3,454,065)

Loss on disposal of discontinued
  operations (net of income taxes)                    (628,720)              --         (628,720)              --          (628,720)
                                                 -------------    -------------    -------------    -------------     -------------
Net loss                                         $    (896,724)   $    (748,193)   $  (1,091,985)   $  (1,105,490)    $  (4,455,330)
                                                 =============    =============    =============    =============     =============

Basic and diluted net loss per common share:
Loss from continuing operations                  $          --    $          --    $          --    $          --
Loss from discontinued operations                           --            (0.01)              --            (0.01)
                                                 -------------    -------------    -------------    -------------
Net loss per common share, basic and diluted     $          --    $       (0.01)   $          --    $       (0.01)
                                                 =============    =============    =============    =============

Weighted average of common shares
  outstanding - basic and diluted                  223,827,132      131,285,043      223,827,132       86,082,496
                                                 =============    =============    =============    =============

            The accompanying condensed notes are an integral part of
                      these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
            Condensed Statements of Stockholders' Equity (Deficiency)
               For the Six Months Ended June 30, 2001 and for the
              Period January 14, 1998 (inception) to June 30, 2001
                                   (unaudited)




                                              Class A                 Class B                 Class C             Additional
                                          --------------       -------------------   ------------------------      Paid--in
                                           Shares     $         Shares          $       Shares            $         Capital
                                          --------------       -------------------   ------------------------    -------------
Issuance of 24,090,000 shares of common
  stock on January 22, 1998 for cash (at
  less than $.01 per share)                 --     $ --          --       $    --    24,090,000   $     2,409    $    (2,209)

Issuance of 8,910,000 shares of common
  stock on December 4, 1998 for cash
  (at $.02 per share)                       --       --          --            --     8,910,000           891        199,109

Net loss                                    --       --          --            --            --            --             --
                                            -----------          ----------------    ------------------------    -----------

Balance, December 31, 1998                  --       --          --            --    33,000,000         3,300        196,900

Issuance of 4,630,000 shares of common
  stock on March 22, 1999 for cash (at
  $.01 per share)                           --       --          --            --     4,630,000           463        462,537

Exercise of common stock purchase
  warrants for no cash proceeds in
  accordance with anti-dilutive provisions  --       --          --            --     1,479,452           148           (148)

Issuance of 2,050,000 shares of common
  stock on April 19, 1999 for cash (at $.50
  per share)                                --       --          --            --     2,050,000           205      1,024,795

Issuance of warrants for web site design    --       --          --            --            --            --         38,000

Issuance of warrants for portion of
  computer equipment lease                  --       --          --            --            --            --         54,748

Issuance of 595,000 shares of common
  stock on August 19, 1999 for cash
  (at $1 per share)                         --       --          --            --       595,000            59        594,941

Issuance of 29,000 shares of common
  stock on October 13, 1999 for cash
  (at $1 per share)                         --       --          --            --        29,000             3         28,997

Issuance of 6,400 shares of common
  stock on October 1, 1999 for
  advertising (at $1 per share)             --       --          --            --         6,400             1          6,399

Issuance of warrants for leasehold
  improvements                              --       --          --            --            --            --         11,000

Issuance of 15,000 shares of common
  stock on November 9, 1999 for lease
  broker fees (at $1 per share)             --       --          --            --        15,000             2         14,998

Issuance of 25,000 shares of common
  stock on December 5, 1999 for cash
  (at $1 per share)                         --       --          --            --        25,000             2         24,998

Shares contributed                                   --          --            --            --            --             --

Issuance of 250,000 shares of common
  stock on November 7, 1999 for cash
  (at $.50 per share)                       --       --          --            --            --            --        125,000
                                            -----------          ----------------    ------------------------    -----------

Totals carried forward                      --       --          --            --    41,829,852         4,183      2,583,165

                                                          Deficit
                                        Receivable in   Accumulated
                                         Connection      During the             Treasury Stock
                                         with Equity    Development         ---------------------
                                         Transaction       Stage            Shares           $          Total
                                        ------------- --------------        ------       --------     ---------

Issuance of 24,090,000 shares of common
  stock on January 22, 1998 for cash (at
  less than $.01 per share)                 $ --     $          --             --            $--   $       200


Issuance of 8,910,000 shares of common
  stock on December 4, 1998 for cash
  (at $.02 per share)                         --                --             --             --       200,000


Net loss                                      --          (162,823)            --             --      (162,823)
                                            -------- -------------       -----------------------   -----------


Balance, December 31, 1998                    --          (162,823)            --             --        37,377


Issuance of 4,630,000 shares of common
  stock on March 22, 1999 for cash (at
  $.01 per share)                             --                --             --             --       463,000


Exercise of common stock purchase
  warrants for no cash proceeds in
  accordance with anti-dilutive provisions    --                --             --             --            --


Issuance of 2,050,000 shares of common
  stock on April 19, 1999 for cash (at $.50
  per share)                                  --                --             --             --     1,025,000


Issuance of warrants for web site design      --                --             --             --        38,000


Issuance of warrants for portion of
  computer equipment lease                    --                --             --             --        54,748


Issuance of 595,000 shares of common
  stock on August 19, 1999 for cash
  (at $1 per share)                           --                --             --             --       595,000


Issuance of 29,000 shares of common
  stock on October 13, 1999 for cash
  (at $1 per share)                           --                --             --             --        29,000


Issuance of 6,400 shares of common
  stock on October 1, 1999 for
  advertising (at $1 per share)               --                --             --             --         6,400


Issuance of warrants for leasehold
  improvements                                --                --             --             --        11,000


Issuance of 15,000 shares of common
  stock on November 9, 1999 for lease
  broker fees (at $1 per share)               --                --             --             --        15,000


Issuance of 25,000 shares of common
  stock on December 5, 1999 for cash
  (at $1 per share)                           --                --             --             --        25,000


Shares contributed                            --                --        250,000             --            --


Issuance of 250,000 shares of common
  stock on November 7, 1999 for cash
  (at $.50 per share)                         --                --       (250,000)            --       125,000
                                            -------- -------------       -----------------------   -----------


Totals carried forward                        --          (162,823)            --             --     2,424,525

                                                     Class A                Class B                Class C         Additional
                                            -----------------------     ---------------   ----------------------     Paid-in
                                             Shares            $         Shares    $       Shares           $       Capital
                                            --------         ------     -------- ------   --------        ------  ------------
Totals brought forward                           --           --           --      --     41,829,852      4,183    2,583,165

Issuance of 22,500 shares of common
  stock on November 30, 1999 for cash
  (at $1 per share)                              --           --           --      --         22,500          2       22,498

Registration costs incurred                      --           --           --      --             --         --     (218,530)

Issuance of 7,052 shares of Class A
  common stock                                7,052            1           --      --             --         --        7,051

Issuance of 1,058 shares of Class B
  common stock                                   --           --        1,058      --             --         --        1,058

Net loss                                         --           --           --      --             --         --           --
                                            -----------------------     ---------------   ----------------------   ----------
Balance, December 31, 1999                    7,052            1        1,058      --     41,852,352      4,185    2,395,242

Conversion of F. Mulchahy - Domain
  name                                           --           --           --      --         10,000          1        9,999

Conversion of Facilties Solutions                --           --           --      --         11,000          1           (1)

Issuance of  50,000 shares of common
  stock on April 20, 2000 to Frank
  Carone for cash (at $1 per share)              --           --           --      --         50,000          5       49,995

Issuance of 50,000 shares of common
  stock on April 20, 2000 to Union
  Resources Enterprises, Ltd. for
  cash (at $1 per share)                         --           --           --      --         50,000          5       49,995

Issuance of 30,000 shares of common
  stock on April 20, 2000 to Andrew
  Hirschberg for cash (at $1 per share)          --           --           --      --         30,000          3       29,997

Issuance of 50,000 shares of common
  stock on April 20, 2000 for cash
  (at $1 per share)                              --           --           --      --         50,000          5       49,995

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Basic
  Investments for cash (at $1 per share)         --           --           --      --         25,000          3       24,997

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Isaac
  Sternheim for cash (at $1 per share)           --           --           --      --         25,000          3       24,997

Issuance of 16,700 shares of common
  stock on April 20, 2000 to Kevin
  Gallagher for cash (at $1 per share)           --           --           --      --         16,700          1       16,698

Adjustment to rebate payable                     --           --           --      --             --         --       (1,058)

Conversion of George Santacroce
  2,000,000 shares of common stock
  on May 1, 2000                                 --           --           --      --      2,000,000        200       59,800
                                            -----------------------     ---------------   ----------------------   ----------
Totals carried forward                        7,052            1        1,058      --     44,120,052      4,412    2,710,656


                                       Receivable in   Accumulated
                                         Connection     During the     Treasury Stock
                                        with Equity    Development     ---------------
                                        Transaction       Stage        Shares       $         Total
                                        -----------    -----------     ---------------      ---------

Totals brought forward                      --            (162,823)      --         --      2,424,525

Issuance of 22,500 shares of common
  stock on November 30, 1999 for cash
  (at $1 per share)                         --                  --       --         --         22,500

Registration costs incurred                 --                  --       --         --       (218,530)

Issuance of 7,052 shares of Class A
  common stock                              --                  --       --         --          7,052

Issuance of 1,058 shares of Class B
  common stock                              --                  --       --         --          1,058

Net loss                                    --          (1,721,523)      --         --     (1,721,523)
                                         ----------    ------------    ---------------     -----------
Balance, December 31, 1999                  --          (1,884,346)      --         --        515,082

Conversion of F. Mulchahy - Domain
  name                                      --                  --       --         --         10,000

Conversion of Facilties Solutions           --                  --       --         --             --

Issuance of  50,000 shares of common
  stock on April 20, 2000 to Frank
  Carone for cash (at $1 per share)         --                  --       --         --         50,000

Issuance of 50,000 shares of common
  stock on April 20, 2000 to Union
  Resources Enterprises, Ltd. for
  cash (at $1 per share)                    --                  --       --         --         50,000

Issuance of 30,000 shares of common
  stock on April 20, 2000 to Andrew
  Hirschberg for cash (at $1 per share)     --                  --       --         --         30,000

Issuance of 50,000 shares of common
  stock on April 20, 2000 for cash
  (at $1 per share)                         --                  --       --         --         50,000

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Basic
  Investments for cash (at $1 per share)    --                  --       --         --         25,000

Issuance of 25,000 shares of common
  stock on April 20, 2000 to Isaac
  Sternheim for cash (at $1 per share)      --                  --       --         --         25,000

Issuance of 16,700 shares of common
  stock on April 20, 2000 to Kevin
  Gallagher for cash (at $1 per share)      --                  --       --         --         16,699

Adjustment to rebate payable                --                  --       --         --         (1,058)

Conversion of George Santacroce
  2,000,000 shares of common stock
  on May 1, 2000                            --                  --       --         --         60,000
                                         ----------    ------------    ---------------     -----------
Totals carried forward                      --          (1,884,346)      --         --        830,723





                                                               Class A                        Class B
                                                       ----------------------         ---------------------
                                                       Shares              $          Shares             $
                                                       ----------------------         ---------------------

Totals brought forward                                  7,052               1          1,058             --

Conversion of Frank Mulchahy 25,000
  shares of common stock (at
  $.60 per share)                                          --              --             --             --

Don Senerath Loan                                          --              --             --             --

To reverse IC accrual which was
  forgiven                                                 --              --             --             --

Issuance of 179,682,080 shares of
  Compuces, Inc. for cash (at $.0017
  per share)                                               --              --             --             --

Issuance of 1,928 shares of Class A
  common stock                                          1,928              --             --             --

Issuance of 930 shares of Class B
  common stock                                             --              --            930             --

Conversion of Class A Shares to Class B                (8,980)            (1)          8,980              1

Net loss                                                   --              --             --             --
                                                       ----------------------         ---------------------
Balance, December 31, 2000                                 --              --         10,968              1

Payment in connection with equity transaction              --              --             --             --

Net loss                                                   --              --             --             --
                                                       ----------------------         ---------------------
Balance, June 30, 2001                                     --             $--         10,968        $     1
                                                       ======================         =====================


                                                                                                                  Deficit
                                                                                               Receivable in    Accumulated
                                                             Class C              Additional    Connection      During the
                                                     ---------------------         Paid-in      with Equity     Development
                                                     Shares             $          Capital      Transaction        Stage
                                                     ---------------------       ----------    -------------    ------------

Totals brought forward                             44,120,052          4,412      2,710,656             --      (1,884,346)

Conversion of Frank Mulchahy 25,000
  shares of common stock (at
  $.60 per share)                                      25,000              3         14,997             --              --

Don Senerath Loan                                          --             --        300,000             --              --

To reverse IC accrual which was
  forgiven                                                 --             --        115,000             --              --

Issuance of 179,682,080 shares of
  Compuces, Inc. for cash (at $.0017
  per share)                                      179,682,080         17,968        282,032         (5,929)             --

Issuance of 1,928 shares of Class A
  common stock                                             --             --          1,928             --              --

Issuance of 930 shares of Class B
  common stock                                             --             --            930             --              --

Conversion of Class A Shares to Class B                    --             --             --             --              --

Net loss                                                   --             --             --             --      (1,478,999)
                                                  --------------------------      ---------         ------    -------------
Balance, December 31, 2000                        223,827,132         22,383      3,425,543         (5,929)     (3,363,345)

Payment in connection with equity transaction              --             --             --          5,929              --

Net loss                                                   --             --             --             --      (1,091,985)
                                                  --------------------------      ---------         ------    -------------
Balance, June 30, 2001                            223,827,132   $     22,383      3,425,543         $   --    $ (4,455,330)
                                                  ==========================      =========         ======    =============


                                                Treasury Stock
                                              -------------------
                                              Shares           $           Total
                                              -------------------         -------

Totals brought forward                          --             --         830,723

Conversion of Frank Mulchahy 25,000
  shares of common stock (at
  $.60 per share)                               --             --          15,000

Don Senerath Loan                               --             --         300,000

To reverse IC accrual which was
  forgiven                                      --             --         115,000

Issuance of 179,682,080 shares of
  Compuces, Inc. for cash (at $.0017
  per share)                                    --             --         294,071

Issuance of 1,928 shares of Class A
  common stock                                  --             --           1,928

Issuance of 930 shares of Class B
  common stock                                  --             --             930

Conversion of Class A Shares to
  Class B                                       --             --
                                              -------------------    -------------
Net loss                                        --             --      (1,478,999)

Balance, December 31, 2000                      --             --          78,653

Payment in connection with
  equity transaction                                           --           5,929

Net loss                                        --             --      (1,091,985)
                                              -------------------    -------------
Balance, June 30, 2001                          --            $--    $ (1,007,403)
                                              ===================    =============

              The accompanying condensed notes are an integral part
                     of these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
               for the Six Months Ended June 30, 2001 and 2000 and
          for the Period January 14, 1998 (inception) to June 30, 2001
                                   (unaudited)


                                                                                         Period from January
                                                            Six Months      Six Months       14, 1998
                                                          Ended June 30,  Ended June 30, (inception) to June
                                                               2001           2000           30, 2001
                                                          --------------  -------------- -------------------
Cash flows from operating activities:
  Net loss                                                 $(1,091,985)   $(1,105,490)   $(4,455,330)
Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
    Loss from discontinued operation                         1,023,566        971,352      4,082,785
    Changes in Other Assets and Liabilities:
    Accounts payable                                           (56,038)      (380,381)    (1,426,261)
    Due to related parties                                       1,295        145,797        232,803
    Other current liabilities                                   (3,381)        41,217         29,984
                                                           -----------    -----------    -----------
     Net cash used in operating activities
       of continuing operations                               (126,543)      (327,505)    (1,536,019)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                               --        (13,925)      (280,810)
   Software development costs                                       --             --       (516,545)
   Loan to stockholder                                              --         12,201             --
   Purchase of software license                                     --             --       (270,276)
   Net Application (Payment) of security deposits              131,326             --        (55,870)
                                                           -----------    -----------    -----------
     Net cash provided by (used in)
       investing activities                                    131,326         (1,724)    (1,123,501)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                           --        248,500      2,514,670
   Net Proceeds from note payable - ICES                        78,845             --        269,295
   Payment on loan to International Computing, LLC                  --         (5,034)        (5,034)
   Proceeds from notes payable-stockholders                         --        140,000        340,000
   Proceeds from receivable in connection
     with equity transaction                                     5,929             --          5,929
   Payments of capital lease obligations                       (91,760)       (92,790)      (465,094)
                                                           -----------    -----------    -----------
     Net cash provided by (used in) financing activities        (6,986)       290,676      2,659,766
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            (2,203)       (38,553)           246

Cash and cash equivalents, beginning of period                   2,449         41,127             --
                                                           -----------    -----------    -----------
Cash and cash equivalents, end of period                   $       246    $     2,574    $       246
                                                           ===========    ===========    ===========


              The accompanying condensed notes are an integral part
                     of these condensed financial statements

                      Statements of Cash Flows (Concluded)

Supplemental Disclosure of Cash Flow Information


Interest paid                             $  11,585      $  32,220     $  75,748
                                          =========      =========     =========
  Supplemental Schedule of Non-Cash
    Investing and Financing Activities

Capital lease obligation incurred
  for the acquisition of equipment               --             --     $ 627,392
                                          =========      =========     =========
Issuance of Class A common stock
  for services                                   --             --     $  21,400
                                          =========      =========     =========
Issuance of Class C common stock
  for various costs                       $      --      $  25,000     $ 325,000
                                          =========      =========     =========
Contribution to capital for
  liabilities forgiven                           --      $ 415,000     $ 415,000
                                          =========      =========     =========
Issuance of warrants for
  leasehold improvements                         --             --     $  11,000
                                          =========      =========     =========
Issuance of warrants for acquisition of
  software development costs                     --             --     $  38,000
                                          =========      =========     =========
Issuance of warrants for portion of
  computer equipment lease                       --             --     $  54,748
                                          =========      =========     =========

                The accompanying condensed notes are an integral
                  part of these condensed financial statements

                             YOUNETWORK CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Younetwork Corporation, a Delaware corporation (the "Company"), is a development stage company incorporated on January 14, 1998 under the name Younetwork Corp., a New York corporation. Pursuant to a merger effective February 3, 1999, the stockholders of Younetwork Corp. exchanged all of their common stock for shares of Class C common stock, $.0001 par value per share ("Class C Shares") of the Company.

The Company had developed an online network comprised of consumers who were Internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Shares of the Company at $1.00 per share.

During 1999, the Company filed a registration statement under the Securities Act of 1933, as amended, to register 1,000,000 shares each of its Class A Common Stock, $.0001 par value per share ("Class A Shares") and Class B Common Stock, $.0001 par value per share ("Class B Shares"). This Registration Statement became effective in July 1999.

On May 19,  2000,  the  Company  and  Compuces,  Inc.,  a  Delaware  corporation
("Compuces"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Company agreed to sell to Compuces, after giving effect to such sale, 80% of the Company's outstanding Class C Shares on a fully diluted basis. Accordingly, Compuces became the beneficial holder of approximately 80.3% of the Class C Shares and approximately 80.3% of the Company's outstanding voting securities, which include the Class B Shares. The consideration for the issuance of the Class C Shares to Compuces was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company not to exceed $300,000. Pursuant to this agreement, Compuces has advanced $300,000 to the Company as of June 30, 2001. Until April 17, 2001, Compuces was a wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation ("ICES"). ICES is a privately held company that develops, invests in and operates Internet technology-related companies. Pursuant to a subscription agreement dated April 17, 2001, ICES remains the owner of 87.4% of the shares in Compuces. Edward Foster, currently serving as President and Chief Operating Officer of ICES, Chief Executive Officer of Compuces and as a Director of the Company ("Edward Foster"), owns 5.1%, or 500,000, of the shares of Compuces. The remaining 7.5%, or 725,000 shares are owned by outside investors.

In June 2000, the Company terminated its Web site and related on-line business operations and, as a result, suspended the issuance of any additional Class A Shares or Class B Shares in connection therewith. Accordingly, all operations and financial activities associated with the online business have been classified as discontinued operations. As a result of the termination of its website and related on-line business, the outstanding rebates can only be exchanged for cash. At June 30, 2001, $5,267 of such rebates are outstanding.

Commencing in July 2000, the Company had been deriving revenue from licensing the use of the Company's system components and from providing hosting management services to related parties. This strategic shift to a managed infrastructure company had sought to utilize the existing investment in the Company's hardware, proprietary and leased licensed software and to provide eCommerce services designed to enable clients to extend their business to the Internet. As of April 15, 2001, the Company suspended its host management operations and began to search for a strategic partner to lease its facility and computer related assets.

Effective  April  15,  2001,  the  Company  entered  into an  agreement  whereby
International Computing, LLC, a Delaware limited liability company ("IC"), agreed to fully lease the computer equipment, software and facility from the Company on a cost basis under a month-to-month lease. On May 15, 2001, IC notified the Company that it was terminating this leasing arrangement. Until July 21, 2000, IC was 100% owned by Steadfast Ventures, LLC, a Delaware limited liability company ("Steadfast"), of which Don Senerath, the Company's Co-Chairperson, Chief Executive Officer and a Director of the Company ("Senerath") is a member. Pursuant to a Unit Purchase Agreement dated July 21, 2000, ICES acquired 70% of the membership units in IC from Steadfast and on May 15, 2001 assigned its 70% interest in IC to Compuces.

As a result, the Company has terminated all business activities effective May 15, 2001.

Accordingly, all operations and financial activities associated with the hosting management services business have been classified as discontinued operations and the Company has written off all computer hardware and software, capitalized intangibles and other assets associated with this business on May 15, 2001.

The condensed financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to these rules and regulations. The December 31, 2000 balance sheet and statement of stockholders' equity was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed financial statements should be read in conjunction with the Company's financial statements and related notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

The interim condensed financial statements presented herein as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES

The condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and as such, include estimates and assumptions of management that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

LOSS PER SHARE

Basic loss per share calculations are based on the weighted average number of common shares outstanding including common stock equivalents. Since the Company had a net loss for the three and six months ended June 30, 2001 and 2000, respectively, and for the period from inception through June 30, 2001 the assumed effects of the exercise of options and warrants would be antidilutive and therefore have been excluded.

Note 2 - GOING CONCERN

The Company has incurred significant net losses and currently has limited assets and no operations from which it can provide operating capital. As a result, the Company has terminated all business activities effective May 15, 2001.
Accordingly, there are substantial doubts as to the Company's ability to continue as a going concern.

These accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain additional capital to reactivate its business or acquire or merge with an operating entity actively engaged in a business which generates revenues and that can provide capital and managerial leadership to enable it to continue in existence. The Company has no particular acquisitions or financing sources in mind and has not entered into any negotiations regarding such a transaction. As of the date of this quarterly report, none of the Company's officers, directors or affiliates have engaged in any substantive contact or discussion with any representative of any company regarding the possibility of a transaction between the Company and such other company. Any equity financing or business combination transaction would most likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

Should the Company be unable to acquire additional capital to reactivate its business or acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence, the Company may be forced to liquidate, wind up its affairs and dissolve.

Since May 2000, ICES has advanced funds under a revolving promissory note ("Revolving Promissory Note") to the Company to satisfy its working capital requirements. Under the terms of the Revolving Promissory Note, the Company may borrow from ICES amounts not to exceed $750,000, with interest at 10% on principal advances only, and due in total as to principal and interest on or before January 31, 2002 without any prepayment penalty. Although the Company can borrow an additional $480,705 pursuant to the terms of the said note, ICES may restrict or discontinue advancing funds to the Company due to its termination of operations.

Note 3 - AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

Amortization of software development costs of $23,106 and $46,212 for the three months ended June 30, 2001 and 2000, respectively, and $69,318 and $92,424 for the six months ended June 30, 2001 and 2000, respectively, is included in discontinued operations. The Company has recognized only 45 days of amortization in the three months ended June 30, 2001, for the period up until May 15, 2001 when the Company terminated all business activities. From January 14, 1998 (inception) to date, amortization of $300,377 is included in discontinued operations.

Note 4 - DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, equipment and leasehold improvements of $38,176 and $76,352 for the three months ended June 30, 2001 and 2000, respectively, and $114,528 and $152,190 for the six months ended June 30, 2001 and 2000, respectively, is included in discontinued operations. The Company has recognized only 45 days of depreciation and amortization in the three months ended June 30, 2001, for the period up until May 15, 2001 when the Company terminated all business activities. From January 14, 1998 (inception) to date, depreciation and amortization of $559,767 is included in discontinued operations.

The capitalized software license fees and technical support costs (collectively referred to as the "Capitalized License") are being amortized on a straight-line basis over 24 months and 12 months, respectively, commencing July 1, 1999.

Capitalized License amortization of $22,636 and $41,217 for the three months ended June 30, 2001 and 2000, respectively, and $37,726 and $82,434 for the six months ended June 30, 2001 and 2000, respectively, is included in discontinued operations. The Company has recognized only 45 days of amortization in the three months ended June 30, 2001, for the period up until May 15, 2001 when the Company terminated all business activities. From January 14, 1998 (inception) to date, capitalized license amortization of $270,276 is included in discontinued operations.

Note 5 - DISCONTINUED OPERATIONS

In June 2000, the Company suspended its web site and related on-line business operations.

Subsequently, the Company had decided to terminate its on-line business and redeploy its infrastructure to provide eCommerce hosting management services. Accordingly, the operations and financial activities directly associated with the on-line business have been classified as discontinued operations.

The historical investment in the hardware, proprietary and leased licensed software and technology development consulting had, at nominal cost, been modified to be fully functional and scaleable as an eCommerce hosting platform. Therefore, these investments and associated costs had not been classified as discontinued operations and an impairment loss had not been recognized at June 30, 2000.

The Company suspended its host management service business activities effective April 15, 2001 and terminated all business operations effective May 15, 2001.

Accordingly, all operations and financial activities associated with the hosting management services business have been classified as discontinued operations and the Company has written off all computer hardware and software, capitalized intangibles and other assets associated with this business on May 15, 2001.

In addition, the Company has presented the assets and liabilities relating to its discontinued operations separately in the accompanying condensed balance sheets as of June 30, 2001 and December 31, 2000. Net current assets (liabilities) of discontinued operations are comprised as follows:


                                        June 30, 2001      December 31, 2000
                                        -------------      -----------------
Due from related parties                $      --              $  66,450
Property and Equipment, net of
  accumulated depreciation                     --                472,761
Software Development Costs, net of
  accumulated depreciation                     --                323,486
Software License, net of
  accumulated amortization                     --                 37,726
Security Deposits                          55,870                137,696
Other Assets                                   --                 21,074
Intangible Assets, net of
  accumulated amortization                     --                 19,444
Accounts payable and
  accrued expenses                       (185,376)              (172,486)
Capital Lease Obligations                (185,072)              (254,440)
                                        ---------              ---------
                                        $(314,578)             $ 651,711
                                        =========              =========

Note 6 - INCOME TAXES

At June 30, 2001, the Company has federal and state net operating loss carryforwards ("NOLs") of approximately $1,896,000 for tax purposes that will be available to offset future taxable income. At December 31, 2000, these NOLs totaled approximately $804,000. If not used, these NOLs will expire at various dates through 2021. A deferred tax asset has not been recognized at June 30, 2001 for these NOLs as it is more likely than not that these deferred tax assets will not be realized. The amount of deferred tax assets considered realizable, however, could be increased in the near term based upon changing conditions. The Company has established a valuation allowance of approximately $758,000 with respect to these federal and state NOLs.

Note 7 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

The Company had provided hosting management services to various subsidiaries of ICES totaling $0 and $40,050 for the three and six months ended June 30, 2001, respectively.

The Company has borrowed $78,845 from ICES during the six months ended June 30, 2001 and has incurred interest expense in the amount of $7,017 and $13,048 under the Revolving Promissory Note during the three and six months ended June 30, 2001, respectively. At June 30, 2001, the Company owes ICES $269,295 and accrued interest of $19,643 under this note.

The Company has two non-interest bearing promissory notes payable of $60,000 and $40,000 outstanding at June 30, 2001.

Under the terms of an employment contract, George Santacroce, a former chief executive officer and director of the Company, was entitled to a severance payment in the amount of $120,000. He was issued an aggregate of 2,000,000 Class C Shares in lieu of $60,000 and all other options or agreements on May 1, 2000 and a non-interest bearing promissory note payable in the principal amount of $60,000. The Company has agreed to pay the aggregate principal amount under the note in twelve equal and consecutive monthly installments of $5,000 commencing January 1, 2001. No payments have been made under this note and the Company is in negotiations to extend its payment terms.

The Company has a non-interest bearing promissory note to Senerath in the amount of $40,000. This amount is payable upon demand by Senerath to the extent that the Company has funds available for such purposes.

Pursuant to the Stock Purchase Agreement, the outstanding amount due of $194,966 to IC was converted to long-term debt and repayable in a lump-sum payment of principal and interest at 6% on May 19, 2005. The Stock Purchase Agreement contains provisions to accelerate the repayment of the debt contingent upon specific levels of revenue or placement of equity securities, neither of which has occurred. Interest expense to IC for this debt totaled $2,924 and $5,849 for the three and six months ended June 30, 2001, respectively, and total amount outstanding is $13,160 at June 30, 2001.

Until July 21, 2000, IC was 100% owned by Steadfast. Pursuant to a Unit Purchase Agreement dated July 21, 2000, ICES acquired 70% of the membership units in IC from Steadfast and on May 15, 2001 assigned its 70% interest in IC to Compuces.

From April 15, 2001 until May 15, 2001, the Company had subleased 100% of its space to IC, at cost, including its computer system. The total cost of this sublease amounted to $22,957 for this period of time, for which the Company had invoiced IC. Prior to April 15, 2001, the Company subleased its entire space to ICES, at cost, and subleased, from ICES, minimal space relating to its computer facilities room, also at cost. This sublease expense totaled $424 and $3,351 during the three and six months ended June 30, 2001, respectively. The leases for the facility and computer system components remain in the name of the Company and the Company is obligated under these leases. The landlord has obtained a final judgment of possession in connection with the real property, and the Company is currently negotiating a settlement with the landlord. There are no guarantees for these leases by either ICES or IC.

The Company entered into a management services agreement on October 1, 2000 with ICES at a cost of $2,500 per month for certain administrative functions provided to the Company, which include accounting, tax, legal and marketing services. The expenses totaled $7,500 and $15,000 during the three and six months ended June 30, 2001, respectively.

On June 30, 2001, intercompany receivables from certain indirect subsidiaries of ICES totaling $143,340 were written off as uncollectible as these specific related parties were determined to be insolvent. The amounts written off were IC ($62,440), itract, LLC ($3,150), CoreActive ACG, LLC ($20,700) and SiteAffect, LLC ($57,050).

Note 8 - COMMITMENTS AND CONTINGENCIES

An action was brought by EIN Corporation against the Company and Compuces in Civil Court of the City of New York, New York County on September 18, 2000, alleging breach of agreement and seeking to recover $27,514 for services allegedly rendered by the plaintiff. The Company entered into a settlement agreement on April 30, 2001 for $10,000 payable over eight months. As of June 30, 2001, the Company has made the three required payments totaling $5,000 in accordance with the agreed payment terms. The July 2001 payment has not yet been made and the Company is delinquent and in breach of the settlement agreement. The total balance due of $22,514 has been accrued in the Net Current Liabilities of Discontinued Operations.

A final judgment of possession with a warrant was issued to Waltox Corp., N.V. on March 30, 2001 by the Civil Court of the City of New York, New York County for the Company's non-payment of rent for office space for the months of December 2000 through February 2001. On May 8, 2001, a Marshall of the City of New York served a notice of eviction on the Company, which notice was not enforced. As of June 30, 2001, the Company has paid the December 2000 rent, made payments totaling $10,000 and applied the entire security deposit of $44,256 against the unpaid balance through May 15, 2001. The remainder of May and June, totaling $18,196, is currently in arrears, along with the July rent of approximately $12,000.

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

OVERVIEW

The Company, a Delaware corporation, was incorporated on January 14, 1998 under the name Younetwork Corp., a New York corporation, and, pursuant to a merger effective February 3, 1999, the stockholders of Younetwork Corp.exchanged all of their common stock for Class C Shares of the Company.

The Company had developed an online consumer network comprised of consumers who were Internet shoppers and who became members of the Company's network. Members earned rebates based on purchases and could request such rebates as cash, a credit to future product purchases or to purchase Class B Shares in the Company at $1.00 per share.

Until April 17, 2001, Compuces was a wholly-owned subsidiary of International Commerce Exchange Systems, Inc., a Delaware corporation ("ICES"). ICES is a privately held company that develops, invests in and operates Internet technology-related companies. Pursuant to a subscription agreement dated April 17, 2001, ICES remains the owner of 87.4% of the shares of Compuces. Edward Foster, President and Chief Operating Officer of ICES, Compuces and a Director of the Company ("Edward Foster"), owns 5.1%, or 500,000, of the shares of Compuces. The remaining 7.5%, or 725,000 shares are owned by outside investors.

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

Commencing in July 2000, the Company had been deriving revenue from licensing the use of the Company's system components and from providing hosting management services to related parties. This strategic shift to a managed infrastructure company had sought to utilize the existing investment in the Company's hardware, proprietary and leased licensed software and to provide eCommerce services designed to enable clients to extend their business to the Internet. As of April 15, 2001, the Company suspended its host management operations and began to search for a strategic partner to lease its facility and computer related assets.

Effective  April  15,  2001,  the  Company  entered  into an  agreement  whereby
International Computing, LLC, a Delaware limited liability company ("IC"), agreed to fully lease the computer equipment, software and facility from the Company on a cost basis under a month-to-month lease. On May 15, 2001 IC notified the Company that it was terminating this leasing arrangement. Until July 21, 2000, IC was 100% owned by Steadfast Ventures, LLC, a Delaware limited liability company ("Steadfast"), of which Don Senerath, the Company's Co-Chairperson, Chief Executive Officer and a Director of the Company ("Senerath") is a member. Pursuant to a Unit Purchase Agreement dated July 21, 2000, ICES acquired 70% of the membership units in IC from Steadfast and on May 15, 2001 assigned its 70% interest in IC to Compuces.

As a result, the Company has terminated all business activities effective May 15, 2001.

PLAN OF OPERATION

The Company is seeking to obtain additional capital to reactivate its business or acquire or merge with an operating entity actively engaged in business which generates revenues and that can provide capital and managerial leadership to enable it to continue in existence. The Company has no particular acquisitions or financing sources in mind and has not entered into any negotiations regarding such a transaction. As of the date of this quarterly report, none of the
Company's officers, directors or affiliates have engaged in any substantive contact or discussion with any representative of any company regarding the possibility of a transaction between the Company and such other company. Any equity financing or business combination transaction would most likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of potential business partners or joint ventures with any significant cash or other assets.

In the interim, the Company intends to reach an accord with each of its vendors and other creditors based upon the current financial condition of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

The Company incurred general and administrative expenses in its continuing operations in the amount of $23,549 during the three months ended June 30, 2001, a decrease of $22,040 as compared with the three months ended June 30, 2000. This reduction is principally comprised of occupancy costs ($40,225), partially offset by additional expenses for professional and consulting fees ($10,685) and management fees from ICES ($7,500).

All revenues and operating expenses relating to the former hosting management services business for the three months ended June 30, 2001 and former online business for the three months ended June 30, 2000 have been classified as discontinued operations.

Discontinued operations for the three months ended June 30, 2001 includes the loss for disposal of assets of $628,720. The operating expenses of $234,698 for discontinued operations during the three months ended June 30, 2001 decreased by $466,057, as compared with the three months ended June 30, 2000, principally due to the elimination of salaries and certain general and administrative expenses that were exclusive to the online business.

As a result of the above, the Company's net loss was $896,724 for the three months ended June 30, 2001, an increase of approximately $148,531 from a net loss of $748,193 for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

The Company incurred general and administrative expenses in its continuing operations in the amount of $49,706 during the six months ended June 30, 2001, a decrease of $82,824 as compared with the six months ended June 30, 2000. This reduction is principally comprised of occupancy costs ($81,869) and professional fees ($15,955), partially offset by management fees from ICES ($15,000).

All revenues and operating expenses relating to the former hosting management services business for the six months ended June 30, 2001 and former online business for the six months ended June 30, 2000 have been classified as discontinued operations.

Discontinued operations for the six months ended June 30, 2001 includes the loss for disposal of assets of $628,720. The operating expenses of $394,846 for discontinued operations during the six months ended June 30, 2001 decreased by $576,506, as compared with the six months ended June 30, 2000, principally due to the elimination of salaries and certain general and administrative expenses that were exclusive to the online business.

As a result of the above, the Company's net loss was $1,091,985 for the six months ended June 30, 2001, a decrease of approximately $13,505 from a net loss of $1,105,490 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has incurred net losses of $4,455,330 and has a working capital deficiency of $799,277 at June 30, 2001. The Company has terminated all business activities effective May 15, 2001.

During the three months ended June 30, 2001, the Company's cash flow requirements were provided principally by related party loans of $22,740. In order to finance its interim future operations, the Company intends to borrow against the Revolving Promissory Note from ICES. The total amount of principal borrowings permitted under said note is $750,000 and the total amount outstanding at June 30, 2001 is $269,295 excluding interest. Although, the Company can borrow an additional $480,705 from ICES pursuant to the terms of said Note, ICES may restrict or discontinue advancing funds to the Company due to its termination of operations.

Interest expense under this Note totaled $7,017 for the three months ended June 30, 2001, and the total amount of accrued interest outstanding is $19,643 at June 30, 2001.

The consideration for the issuance of the Class C shares to Compuces in May 2000 was the agreement by Compuces to advance funds to the Company in an amount sufficient to pay certain specified debts of the Company in an amount not to exceed $300,000. During the three months ended June 30, 2001, Compuces advanced the Company $2,782 and, cumulatively, $300,000 through June 30, 2001. This amount has been treated as a capital investment and therefore bears no interest.

The Company has historically financed its operations through working capital provided by related party loans and advances and the private placement of equity securities. However, the Company's current ability to continue its interim operations in any form is currently dependent on financing from external sources. There can be no assurance that additional capital will be available on terms favorable to the Company or at all. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities is most likely to result in significant dilution to the Company's stockholders.

The Company's principal liquidity requirements involve reaching settlements with its vendors and other creditors in the reduction or elimination of accounts payable and other liabilities. The Company also requires reaching mutually satisfactory settlements with the lessors of its facility and computer hardware and software. In addition, unknown or contingent liabilities could require cash resources in excess of availability. Management cannot reasonably estimate the amount of future obligations at this time. The Company intends to address each of the foregoing liquidity requirements, as well as continuing corporate expenses, with its remaining cash and limited credit resources.

The Company has nominal cash and no line of credit except the Revolving Promissory Note with ICES, nor does it expect to have another line of credit before a merger, acquisition or equity financing transaction is effected. The Company has no particular acquisitions or financing sources in mind and has not entered into any negotiations regarding such a transaction.

The Company is also considering filing a registration statement with the Securities and Exchange Commission for its shares in order to better position the Company to finance future operations and acquisitions and to increase stockholder value and liquidity.

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings.


           An action was brought by EIN Corporation against the Company and Compuces in Civil Court of the City of New York, New York County on September 18, 2000, alleging breach of agreement and seeking to recover $27,514 for services allegedly rendered by the plaintiff. The Company entered into a settlement on April 30, 2001 for $10,000 payable over eight months. As of June 30, 2001, the Company has made the three required payments totaling $5,000 in accordance with the agreed payment terms. The July 2001 payment has not yet been made and the Company is delinquent and in breach of the settlement agreement. The total balance due of $22,514 has been accrued in the Net Liabilities for Discontinued Operations.

           A final judgment of possession with a warrant was issued to Waltox Corp., N.V. on March 30, 2001 by the Civil Court of the City of New York, New York County for the Company's non-payment of rent for office space for the months of December 2000 through February 2001. On May 8, 2001, a Marshall of the City of New York served a notice of eviction on the Company, which notice was not enforced. As of June 30, 2001, the Company has paid the December 2000 rent, made payments totaling $10,000 and applied the entire security deposit of $44,256 against the unpaid balance through May 15, 2001. The remainder of May and June, totaling $18,196, is currently in arrears, along with the July rent of approximately $12,000.

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

Item 5     Other Information.

           None.

Item 6     Exhibits and Reports on Form 8-k.

           (a) Exhibits.

           None.

           (b) Current Reports on Form 8-K.

           On June 21, 2001 the Registrant filed a Current Report on Form 8-K to report a change in the Board of Directors, which event occurred on June 15, 2001

                                   SIGNATURES

      In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              YOUNETWORK CORPORATION


Dated: July 30, 2001


                                          By: /s/ Don Senerath
                                          --------------------
                                             Chairman & Chief Executive Officer
                                            (Principal Executive Officer)

                                          By: /s/ Joseph C. Sienkiewicz
                                          -----------------------------
                                             Chief Financial Officer
                                            (Principal Financial Officer)